Form 10QSB
period 1995-08-31
WEALTH INTERNATIONAL INC
filed 1996-10-22
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended August 31, 1995


  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from __________ to ________

                     Commission File No.    33-05844-NY

                       Wealth International, Inc.
                   ----------------------------------
             (Name of Small Business Issuer in its Charter)

            NEVADA                         87-0443026
  (State or Other Jurisdiction         (IRS Employer ID No.)
  of incorporation or organization)


               1190 North Spring Creek Place, Suite A
                         Springville, Utah 84663
                         --------------------
               (Address of Principal Executive Offices)

                            (801) 489-8414
                            --------------
            (Issuer's Telephone Number, including Area Code)

                        IMPRESSIVE VENTURES LTD.
                         1969 West North Temple
                       Salt Lake City, Utah 84111
                          -------------------
           (Former Address of Principal Executive Office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                  (2)  Yes  X     No


There were 4,250,449 shares of common stock, $.001 par value, outstanding as of October 22, 1996.

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          The accompany unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          The unaudited balance sheet of the Company as of August 31, 1995, and the related audited balance sheet of the Company as of February 28, 1995, the unaudited related statements of operations and cash flows for the three month period ended August 31, 1995 and 1994, and from inception (March 17, 1986) through August 31, 1995 and the unaudited statement of stockholders' equity for the period from inception (March 17, 1986) through August 31, 1995, are attached hereto and incorporated herein by this reference.

          Operating results for the quarter ended August 31, 1995, are not necessarily indicative of the results that can be expected for the year ending February 28, 1996.

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                              BALANCE SHEETS

                                   ASSETS

                                   August 31,     February 29
                                           1995            1995
CURRENT ASSETS

 Cash                            $        0     $          0

  Total Current Assets           $        0     $          0



                               LIABILITIES

CURRENT LIABILITIES

 Accounts payable                $         0    $          0

 Total Current Liabilities       $         0    $          0


                           STOCKHOLDERS' EQUITY

 Common stock
    500,000,000 shares
    authorized, at $0.001
    par value; 11,375,000
    shares issued and
    outstanding at August 31,
    1995; 16,325,000
    shares issued and
    outstanding at
    February 28, 1995                 11,375          16,325

 Capital in excess of par value      528,772         523,822

 Deficit accumulated during the
   development stage                (540,147)       (540,147)

   Total Stockholders' Deficiency   $      0        $      0

    Total Liabilities and
     Stockholders' Equity           $      0        $      0

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS



                                    For the Three Months    March 17, 1986
                                        Ended August 31,   (Date of Inception)
                                        1995      1994    to August 31, 1995
REVENUES                               $     0   $     0       $   14,848

EXPENSES                               $     0   $     0       $  554,995

NET LOSS                               $     0   $     0       $ (540,147)

NET INCOME (LOSS)  PER SHARE           $     0   $     0

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Period from March 17, 1986 (Date of Inception)
                            to August 31, 1995

                                Common Stock  Capital in Excess  Accumulated
                             Shares    Amount   of Par Value       Deficit
Balance March 17, 1986 -
Date of inception                  0  $     0     $      0         $        0

Issuance of common stock
for cash - 1986            5,000,000    5,000            0                  0

Issuance of common stock
for cash - net of costs -
1987                      12,500,000   12,500      201,972                  0

Net loss for the year
ended February 28,  1988           0        0            0            (10,941)

Issuance of common stock
for all of the outstanding
stock of Med-Recon, Inc. -
1988                       1,000,000    1,000            0                  0

Net income for the year
ended February 28, 1989            0        0            0                165

Net loss for the year
ended February 28, 1990            0        0            0               (145)

Net loss for the year
ended February 28, 1991            0        0            0           (209,495)

Net loss for the year
ended February 28, 1992            0        0            0               (156)

Net loss for the year
ended February 28, 1993            0        0            0               (100)

Issuance of common stock
for services - 1993       15,000,000   15,000            0                  0

Capital contributed by
stockholders - 1993                0        0        4,675                  0

Net loss for the year
ended February 28, 1994            0        0            0            (19,475)

Issuance of common stock
for services - no value
assigned - 1994          185,000,000  185,000     (185,000)                 0

Reverse common stock
split at 20 for 1 -
June 7, 1994            (207,575,000)(207,575)     207,575                  0

Issuance of common stock
for all of the outstanding
stock of Louis Siegal
Associates, Inc. - no
value assigned - rescinded
August 14, 1995 - June 20,
1994                         400,000      400         (400)                 0

Issuance of common stock
for cash-October 24, 1994  5,000,000    5,000      295,000                  0

Net loss for the year ended
February 28, 1995                  0        0            0           (300,000)

Balance February 28, 1995 16,325,000   16,325      523,822           (540,147)

Cancellation of common
stock resulting from
recission of Louis Siegal
Associates Inc. purchase -
August 17, 1995           (4,950,000)  (4,950)       4,950                  0

Balance August 31, 1995   11,375,000  $11,375     $528,772          $(540,147)

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                   For the Three Months      March 17, 1986
                                      Ended August 31      (date of Inception)
                                     1995          1994     to August 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $      0     $    0      $ (540,147)

Adjustments to reconcile net loss
to net cash provided by operating
activities:

Common stock issued for services            0          0          15,000

Increase in accounts payable                0          0               0

Net Cash Used by Operating Activities:      0          0        (525,177)


CASH FLOWS FROM  INVESTING ACTIVITIES:

                                           0          0               0

CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital contributed by stockholders       0          0           4,675

 Issuance of common stock for cash         0          0         520,472

 (Decrease) Increase in cash               0          0               0

 Cash at Beginning of Period               0          0               0

 Cash at End of Period                $    0    $     0      $        0

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 shares common stock for all of the
outstanding stock of Med-Recon, Inc. - 1988                   $    1,000

Issuance of 15,000,000 shares common stock for services
- 1993                                                        $   15,000

Issuance of 185,000,000 shares common stock for services
- no value assigned - 1994                                    $        0

Issuance of 400,000 shares common stock for all of the
outstanding stock of Louis Siegal Associates Inc. - no
value assigned - rescinded August 14, 1995 - June 20, 1994    $        0

Cancellation of 4,950,000 shares common stock resulting
from recission of Louis Siegal Associates Inc. purchase
- August 17, 1995                                             $   (4,950)

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 17, 1986, with authorized common stock of 500,000,000 shares at $.001 par value and three classes of stock warrants. The warrants expired without being exercised.

During 1988, the Company purchased all of the outstanding stock of Med-Recon, Inc., a Nevada corporation, in exchange for 1,000,000 shares of the Company. Med-Recon was in the business of reconditioning medical equipment and operated until 1990 when operations ceased. During that period, the Company loaned Med-Recon $190,029, which has since been written off.

On June 7, 1994, the Company issued 400,000 shares of its common capital stock in exchange for all of the outstanding stock of Louis Siegal Associates, Inc., a California corporation after a reverse stock split was completed by the Company of 20 for 1, as outlined below. Louis Siegal operated several retail floor covering stores. In connection with the acquisition of Louis Siegal, an additional 5,000,000 common shares of the Company was issued October 24, 1994, for $300,000. The $300,000 was loaned to Louis Siegal and later written off as a bad debt. The transaction was mutually rescinded, due to a failure of consideration, on August 14, 1994, and 4,950,000 shares of the Company were returned and cancelled on August 17, 1995.

On June 7, 1994, the Company completed a reverse stock split of 20 for 1.

Since the recision of the Louis Siegal agreement, the Company has been inactive.

The Company has been in the development stage since inception and has been engaged in the activity of seeking business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At February 29, 1995, the Company had a net operating loss (NOL) carry forward totaling $540,147. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

3. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

4. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, which will enable the Company to continue operations into the future.

The Company recognizes that, if it is unable to raise additional capital, it cannot conduct operations in the future.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Ability of the Company to Continue

   The Company has had a net operating loss carryforward of $540,147 since inception and has no working capital. The Company will need working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.


Liquidity and Capital Resources

   At August 31, 1995, the Company had no assets and no liabilities.

Results of Operations

The Company has had no operations during this reporting period.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  EXHIBIT             EXHIBIT NUMBER


             Financial Data              27
             Schedule

          (b)  Reports on Form 8-K

          A Form 8-K Current Report dated August 27, 1996, is being filed simultaneously with this Report.


                         SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WEALTH INTERNATIONAL, INC.


Date:    10/22/96              By /s/ Ronald A. Nilsson
                                        President/Director



Date:      10/22/96           By   /s/ Richard T. Smith
                                        Chief Financial Officer/
                                        Director