Form 10QSB
period 1995-11-30
WEALTH INTERNATIONAL INC
filed 1996-10-22
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 1995


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

          The unaudited balance sheet of the Company as of November 30, 1995, and the related audited balance sheet of the Company as of February 28, 1995, the unaudited related statements of operations and cash flows for the three month period ended November 30, 1995 and 1994, and from inception (March 17, 1986) through November 30, 1995 and the unaudited statement of stockholders' equity for the period from inception (March 17, 1986) through November 30, 1995, are attached hereto and incorporated herein by this reference.

          Operating results for the quarter ended November 30, 1995, are not necessarily indicative of the results that can be expected for the year ending February 28, 1996.


                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                              BALANCE SHEETS

                                  ASSETS
                                         November 30,   February 29
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
  par value; 11,375,000 shares issued and
  outstanding at November 30, 1995;
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


                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                              For the Three Months         March 17, 1986
                               Ended November 30,        (Date of Inception)
                              1995         1994            to November 30,1995
REVENUES                $        0     $       0         $   14,848

EXPENSES                $        0     $       0         $  554,995

NET LOSS                $        0     $       0         $ (540,147)

NET INCOME (LOSS) PER SHARE
                        $        0     $       0

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Period from March 17, 1986 (Date of Inception)
                            to November 30, 1995

                                Common Stock  Capital in Excess  Accumulated
                             Shares    Amount   of Par Value       Deficit
Balance March 17, 1986 -
Date of inception                  0  $     0     $      0         $        0

Issuance of common stock
for cash - 1986            5,000,000    5,000            0                  0

Issuance of common stock
for cash - net of costs -
1987                      12,500,000   12,500      201,972                  0

Net loss for the year
ended February 28,  1988           0        0            0            (10,941)

Issuance of common stock
for all of the outstanding
stock of Med-Recon, Inc. -
1988                       1,000,000    1,000            0                  0

Net income for the year
ended February 28, 1989            0        0            0                165

Net loss for the year
ended February 28, 1990            0        0            0               (145)

Net loss for the year
ended February 28, 1991            0        0            0           (209,495)

Net loss for the year
ended February 28, 1992            0        0            0               (156)

Net loss for the year
ended February 28, 1993            0        0            0               (100)

Issuance of common stock
for services - 1993       15,000,000   15,000            0                  0

Capital contributed by
stockholders - 1993                0        0        4,675                  0

Net loss for the year
ended February 28, 1994            0        0            0            (19,475)

Issuance of common stock
for services - no value
assigned - 1994          185,000,000  185,000     (185,000)                 0

Reverse common stock
split at 20 for 1 -
June 7, 1994            (207,575,000)(207,575)     207,575                  0

Issuance of common stock
for all of the outstanding
stock of Louis Siegal
Associates, Inc. - no
value assigned - rescinded
August 14, 1995 - June 20,
1994                         400,000      400         (400)                 0

Issuance of common stock
for cash-October 24, 1994  5,000,000    5,000      295,000                  0

Net loss for the year ended
February 28, 1995                  0        0            0           (300,000)

Balance February 28, 1995 16,325,000   16,325      523,822           (540,147)

Cancellation of common
stock resulting from
recission of Louis Siegal
Associates Inc. purchase -
August 17, 1995           (4,950,000)  (4,950)       4,950                  0

Balance August 31, 1995   11,375,000   11,375      528,772           (540,147)

Balance November 30, 1995 11,375,000  $11,375     $528,772          $(540,147)

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                   For the Three Months      March 17, 1986
                                    Ended November 30,     (date of Inception)
                                     1995          1994   to November 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $      0     $    0      $ (540,147)

Adjustments to reconcile net loss
to net cash provided by operating
activities:

Common stock issued for services            0          0          15,000

Increase in accounts payable                0          0               0

Net Cash Used by Operating Activities:      0          0        (525,177)


CASH FLOWS FROM  INVESTING ACTIVITIES:

                                           0          0               0

CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital contributed by stockholders       0          0           4,675

 Issuance of common stock for cash         0          0         520,472

 (Decrease) Increase in cash               0          0               0

 Cash at Beginning of Period               0          0               0

 Cash at End of Period                $    0    $     0      $        0

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 shares common stock for all of the
outstanding stock of Med-Recon, Inc. - 1988                   $    1,000

Issuance of 15,000,000 shares common stock for services
- 1993                                                        $   15,000

Issuance of 185,000,000 shares common stock for services
- no value assigned - 1994                                    $        0

Issuance of 400,000 shares common stock for all of the
outstanding stock of Louis Siegal Associates Inc. - no
value assigned - rescinded August 14, 1995 - June 20, 1994    $        0

Cancellation of 4,950,000 shares common stock resulting
from recission of Louis Siegal Associates Inc. purchase
- August 17, 1995                                             $   (4,950)

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


Liquidity and Capital Resources

          At November 30, 1995, the Company had no assets and no liabilities.


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


                                     WEALTH INTERNATIONAL, INC.


Date:   10/22/96                   By /s/ Ronald A. Nilsson
                                            President/Director



Date:     10/22/96                    /s/ Richard T. Smith
                                        Chief Financial Officer/
                                        Director