Form 10QSB
period 1996-05-31
WEALTH INTERNATIONAL INC
filed 1996-10-22
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 1996


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

          The unaudited balance sheet of the Company as of May 31, 1996, and the related audited balance sheet of the Company as of February 29, 1996, the unaudited related statements of operations and cash flows for the three month period ended May 31, 1996 and 1995, and from inception (March 17, 1986) through May 31, 1996 and the unaudited statement of stockholders' equity for the period from inception (March 17, 1986) through May 31, 1996, are attached hereto and incorporated herein by this reference.

          Operating results for the quarter ended May 31, 1996, are not necessarily indicative of the results that can be expected for the year ending February 28, 1997.

                         IMPRESSIVE VENTURES, LTD
                      (A Development Stage Company)
                              BALANCE SHEETS

                                  ASSETS


                                        May 31,           February 29,
                                         1996                 1996
CURRENT ASSETS
Cash                                 $         0         $         0

 Total Current Assets                $         0         $         0



LIABILITIES

CURRENT LIABILITIES

Accounts payable                      $    1,600         $     1,600

Total Current Liabilities                  1,600               1,600

                          STOCKHOLDERS' EQUITY


Common stock

500,000,000 shares authorized, at $0.001
par value; 11,375,000 shares issued and
outstanding                               11,375               11,375

Capital in excess of par value           528,772              528,772

Deficit accumulated during the
   development stage                    (541,747)            (541,747)

 Total Stockholders  Deficiency           (1,600)              (1,600)

                                       $       0            $       0

                        IMPRESSIVE VENTURES, LTD
                      (A Development Slage Company)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   For the Three Months        March 17. 1986
                                       Ended May 31,       (Date of Inception)
                                    1996          1995        to May 31, 1996
REVENUE                         $         0     $         0       $  14,848

EXPENSES                        $         0     $         0       $ 556,595

NET LOSS                        $         0     $         0       $(541,747)

NET INCOME (LOSS) PER SHARE     $         0     $         0

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Period from March 17, 1986 (Date of Inception)
                            to May 31, 1996

                                Common Stock  Capital in Excess  Accumulated
                             Shares    Amount   of Par Value       Deficit
Balance March 17, 1986 -
Date of inception                  0  $     0     $      0         $        0

Issuance of common stock
for cash - 1986            5,000,000    5,000            0                  0

Issuance of common stock
for cash - net of costs -
1987                      12,500,000   12,500      201,972                  0

Net loss for the year
ended February 28,  1988           0        0            0            (10,941)

Issuance of common stock
for all of the outstanding
stock of Med-Recon, Inc. -
1988                       1,000,000    1,000            0                  0

Net income for the year
ended February 28, 1989            0        0            0                165

Net loss for the year
ended February 28, 1990            0        0            0               (145)

Net loss for the year
ended February 28, 1991            0        0            0           (209,495)

Net loss for the year
ended February 28, 1992            0        0            0               (156)

Net loss for the year
ended February 28, 1993            0        0            0               (100)

Issuance of common stock
for services - 1993       15,000,000   15,000            0                  0

Capital contributed by
stockholders - 1993                0        0        4,675                  0

Net loss for the year
ended February 28, 1994            0        0            0            (19,475)

Issuance of common stock
for services - no value
assigned - 1994          185,000,000  185,000     (185,000)                 0

Reverse common stock
split at 20 for 1 -
June 7, 1994            (207,575,000)(207,575)     207,575                  0

Issuance of common stock
for all of the outstanding
stock of Louis Siegal
Associates, Inc. - no
value assigned - rescinded
August 14, 1995 - June 20,
1994                         400,000      400         (400)                 0

Issuance of common stock
for cash-October 24, 1994  5,000,000    5,000      295,000                  0

Net loss for the year ended
February 28, 1995                  0        0            0           (300,000)

Balance February 28, 1995 16,325,000   16,325      523,822           (540,147)

Cancellation of common
stock resulting from
recission of Louis Siegal
Associates Inc. purchase -
August 17, 1995           (4,950,000)  (4,950)       4,950                  0

Net loss for the year ended
February 28, 1996                  0        0            0             (1,600)

Balance February 29, 1996 11,375,000  $11,375     $528,772          $(541,747)

Balance May 31, 1996      11,375,000  $11,375     $528,772          $(541,747)

                         IMPRESSIVE VENTURES, LTD
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                   For the Three Months      March 17, 1986
                                      Ended May 31,        (date of Inception)
                                     1996          1995      to May 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $      0     $    0      $ (541,747)

Adjustments to reconcile net loss
to net cash provided by operating
activities:

Common stock issued for services            0          0          15,000

Increase in accounts payable                0          0           1,600

Net Cash Used by Operating Activities:      0          0        (525,177)


CASH FLOWS FROM  INVESTING ACTIVITIES:

                                           0          0               0

CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital contributed by stockholders       0          0           4,675

 Issuance of common stock for cash         0          0         520,472

 (Decrease) Increase in cash               0          0               0

 Cash at Beginning of Period               0          0               0

 Cash at End of Period                $    0    $     0      $        0

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 shares common stock for all of the
outstanding stock of Med-Recon, Inc. - 1988                   $    1,000

Issuance of 15,000,000 shares common stock for services
- 1993                                                        $   15,000

Issuance of 185,000,000 shares common stock for services
- no value assigned - 1994                                    $        0

Issuance of 400,000 shares common stock for all of the
outstanding stock of Louis Siegal Associates Inc. - no
value assigned - rescinded August 14, 1995 - June 20, 1994    $        0

Cancellation of 4,950,000 shares common stock resulting
from recission of Louis Siegal Associates Inc. purchase
- August 17, 1995                                             $   (4,950)

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

Since the recission of the Louis Siegal agreement, the Company has been inactive.

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


Liquidity and Capital Resources

At May 31, 1996, the Company had no assets and $1,600 in liabilities.


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