Form 10QSB
period 1996-08-31
WEALTH INTERNATIONAL INC
filed 1996-10-22
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended August 31, 1996


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

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          The unaudited consolidated balance sheets of the registrant and it s subsidiary as of August 31, 1996, and the related audited balance sheet as of February 28, 1996, the unaudited related consolidated statements of operations and cash flows for the three months ended August 31, 1996 and 1995, and the six months ended August 31, 1996 and 1995, and the unaudited consolidated statement of stockholders' equity for the period from March 17, 1986 (date of inception) through August 31, 1996, are attached hereto and incorporated herein by this reference.

          Operating results for the quarter ended August 31, 1996, are not necessarily indicative of the results that can be expected for the year ending February 28, 1997.


                 WEALTH INTERNATIONAL INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                   AUGUST 31, 1996 and FEBRUARY 29, 1996


                                     August
                                    (Unaudited)       February

                             ASSETS

CURRENT ASSETS

 Cash                                $ 101,455 $        -
 Supplies                                  475          -
 Prepaid expenses                        1,300          -

     Total Current Assets              103,230          -


PROPERTY AND EQUIPMENT -
 Net of accumulated depreciation        37,545          -

                                    $  140,775 $        -


                 LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

 Accounts payable                   $   11,408 $     1,600
 Accrued liabilities to member's        38,250          -
 Income tax payable                        725          -

     Total Current Liabilities          50,383       1,600



OTHER LIABILITIES

 Advances by stockholders               82,844          -

                        STOCKHOLDERS' EQUITY

 Common stock
  500,000,000 shares authorized
  at $0.001 par value; 4,250,449
  shares issued and outstanding on
  August 31 and 11,375,000 on
  February 29, (before a stock split
  - Note 1)                          $   4,250   $  11,375

 Capital in excess of par value        542,142     528,772


 Deficit accumulated since inception  (538,844)   (541,747)

  Total Stockholders  Equity
     (Deficiency)                        7,548      (1,600)


  Total Liabilities & Stockholders'
      Equity                         $ 140,775    $      0


The accompanying notes are an integral part of these financial statements.

                 WEALTH INTERNATIONAL INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                 For the Three Months     For the Six Months
                                 Ended August 31, 1996   Ended August 31, 1996
                                   1996       1995          1996        1995

REVENUES                        $220,362    $       0    $220,362    $       0



EXPENSES                         217,459            0     217,459            0



NET INCOME (LOSS)             $    2,903    $       0    $  2,903    $       0


NET INCOME (LOSS) PER SHARE   $        0    $       0    $      0    $       0

The accompanying notes are an integral part of these financial statements.

                 WEALTH INTERNATIONAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Period from March 17, 1986 (Date of Inception)
                            to August 31, 1996
                                (Unaudited)


                                Common Stock  Capital in Excess  Accumulated
                             Shares    Amount   of Par Value       Deficit
Balance March 17, 1986 -
Date of inception                  0  $     0     $      0         $        0

Issuance of common stock
for cash - 1986            5,000,000    5,000            0                  0

Issuance of common stock
for cash - net of costs -
1987                      12,500,000   12,500      201,972                  0

Net loss for the year
ended February 28,  1988           0        0            0            (10,941)

Issuance of common stock
for all of the outstanding
stock of Med-Recon, Inc. -
1988                       1,000,000    1,000            0                  0

Net income for the year
ended February 28, 1989            0        0            0                165

Net loss for the year
ended February 28, 1990            0        0            0               (145)

Net loss for the year
ended February 28, 1991            0        0            0           (209,495)

Net loss for the year
ended February 28, 1992            0        0            0               (156)

Net loss for the year
ended February 28, 1993            0        0            0               (100)

Issuance of common stock
for services - 1993       15,000,000   15,000            0                  0

Capital contributed by
stockholders - 1993                0        0        4,675                  0

Net loss for the year
ended February 28, 1994            0        0            0            (19,475)

Issuance of common stock
for services - no value
assigned - 1994          185,000,000  185,000     (185,000)                 0

Reverse common stock
split at 20 for 1 -
June 7, 1994            (207,575,000)(207,575)     207,575                  0

Issuance of common stock
for all of the outstanding
stock of Louis Siegal
Associates, Inc. - no
value assigned - rescinded
August 14, 1995 - June 20,
1994                         400,000      400         (400)                 0

Issuance of common stock
for cash-October 24, 1994  5,000,000    5,000      295,000                  0

Net loss for the year ended
February 28, 1995                  0        0            0           (300,000)

Balance February 28, 1995 16,325,000   16,325      523,822           (540,147)

Cancellation of common
stock resulting from
recission of Louis Siegal
Associates Inc. purchase -
August 17, 1995           (4,950,000)  (4,950)       4,950                  0

Net loss for the year ended
February 28, 1996                  0        0            0            ( 1,600)

Balance February 29, 1996 11,375,000   11,375      528,772           (541,747)

Reverse common stock split
at 250 for 1 -
August 27, 1996          (11,329,500) (11,330)      11,330                  0



Issuance of common stock
for all outstanding stock
of Wealth International,
Inc., a Utah corporation
- August 17, 1996         4,200,000     4,200        2,045                  0

Net income for the six
months ended August 31,
1996                              0         0            0              2,903

Shares issued resulting
from rounding and minimum
share resolution related
to reverse split              4,949         5           (5)                 -

Balance August 31, 1996   4,250,499  $  4,250     $542,142          $(538,844)

 The accompanying notes are an integral part of these financial statements

                 WEALTH INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               For the Three Months   For the Six Months
                                Ended August 31,        Ended August 31,
                                 1996      1995          1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                  $   2,903  $       0   $  2,903  $        0

Adjustments to reconcile net
loss to net cash provided by
operating activities:

    Depreciation                    642          0        642           0

    Increase in income tax payable  725          0        725           0
    Increase in accounts payable 48,059          0     48,059           0

    Net Cash Used by Operating
     Activities:                 52,329          0     52,329           0


CASH FLOWS FROM  INVESTING ACTIVITIES:

Purchase of equipment            (4,745)         0     (4,745)          0


CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) advances by
stockholders                    (37,334)        0    (37,334)          0

(Decrease) Increase in cash      10,250         0     10,250           0

Cash at Beginning of Period      91,205         0     91,205           0

Cash at End of Period         $ 101,455    $    0  $ 101,455     $     0

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 shares common stock for all of the
outstanding stock of Med-Recon, Inc. - 1988                      $ 1,000

Issuance of 15,000,000 shares common stock for services - 1993   $15,000

Issuance of 185,000,000 shares common stock for services - no
value assigned - 1994                                            $     0

Issuance of 400,000 shares common stock for all of the
outstanding stock of Louis Siegal Associates Inc. - no
value assigned - rescinded August 15, 1995 - June 20, 1994       $     0

Cancellation of 4,950,000 shares common stock resulting from recission of Louis Siegal Associates Inc. purchase - August 17,
1995                                                             $(4,950)

Issuance of 4,200,000 shares common stock for all outstanding
stock of Wealth International, Inc. - August 27, 1996            $ 6,245

                 WEALTH INTERNATIONAL, INC. AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS

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

On June 7, 1994 the Company completed a reverse stock split of 20 for 1 and on August 27, 1996 the Company completed a reverse stock split of 250 for 1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At February 29, 1996, the Company had a net operating loss (NOL) carry forward totaling $541,747. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.

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

3. ACQUISITION OF WEALTH INTERNATIONAL INC.

On August 27, 1996, after the reverse stock split, the company completed an acquisition of all of the outstanding stock of Wealth International, Inc. , a Utah corporation,( the subsidiary ) in exchange for 4,200,000 common shares of the Company. The name of the Company was then changed to Wealth International, Inc. from Impressive Ventures, LTD.

The contractual agreement and plan of exchange provided for stock for stock exchange in which the owners of the outstanding stock of the subisdiary (consisting of 20,000 shares) exchanged their stock for 4,200,000 newly issued restricted common shares of the Company. After the completion of the exchange the subsidiary was wholly owned by the Company and the Company s only asset was the stock in the subisdiary. After the exchange the new controlling parites held 87.8% of the stock of the Company,

For reporting purposes, the acquisition has been treated as an acquisition of the company by it s subsidiary (a reverse acquisition) and as a recapitalization of the subsidiary with it s historical activity, prior to August 31, 1996, being included in the financial statements.

Wealth International Inc.(the subsidiary) was organized in the State of Utah on July 10, 1996 and had not established a reporting fiscal year and the Company has a fiscal year of February 29. The statements of operations of both companies have been combined as if each has a fiscal year February 29.

The subsidiary is in the business of a multilevel shopping organization using the internet.

There is no additional consideration nor any contingent payments or options specified in the acquisition agreement.

4. RELATED PARTY TRANSACTIONS

See note 3 for the acquisition of the subsidiary.

5.  SUBSEQUENT EVENTS

Effective October 25, 1996, at the hour of 8:00 o'clock a.m., local time, the outstanding common stock of the Company will be forward split on a basis of four for one, by resolution of the Board of Directors adopted October 22, 1996.

On October 22, 1996, the Board of Directors also adopted a written compensation agreement (the "Consultant Compensation Plan No. 1" [the "Plan"]) pursuant to which options were granted for nominal services rendered by six individuals who were former directors or executive officers of the Company or individual consultants to the Company (collectively, the "Consultants") to acquire an aggregate total of 425,000 shares of the Company's common stock at an exercise price of $2 per share. These options will be subject to adjustments by virtue of the four for one forward split to be effective October 25, 1996, which will result in there being a total of 1,700,000 shares covered by these options, exercisable at a price of $0.50 per share.

On such date, the Board of Directors also resolved to issue 75,000 "unregistered" and restricted" shares of the Company's common stock to Pacific Management Services, Ltd., which will be increased to 300,000 shares folllowing the forward split.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

History

On August 27, 1996, the Company completed an acquisition of all of the outstanding stock of Wealth International, Inc. , a Utah corporation, (the subsidiary) in exchange for shares of the Company. The name of the Company was then changed to "Wealth International, Inc." from "Impressive Ventures, Ltd."

The Agreement and Plan of Exchange provided for a stock for stock exchange in which the owners of the outstanding stock of the subsidiary (consisting of 20,000 shares) exchanged their stock for 4,200,000 newly issued restricted common shares of the "Company". After the completion of the exchange, the subisidiary was wholly-owned by the Company and the Company's only asset was the stock in the subsidiary. Following the exchange, the new controlling parties held 98.8% of the stock of the Company.

For reporting purposes, the acquisition has been treated as an acquisition of the Company by the subsidiary (a reverse acquisition) and as a recapitalization of the subsidiary with it s historical activity, prior to August 31, 1996, being included in the financial statements.

The subsidiary was organized in the State of Utah on July 10, 1996, for the purpose of continuing an existing business of a multilevel shopping organization using the Internet.

There is no additional consideration nor any contingent payments or options specified in the Agreement and Plan of Exchange.

Description of Business

The subsidiary owns a Virtual Mall on the world wide web that operates through an independent sales force and offers one touch shopping for a variety of name brand products at very competitive prices.

This marketing approach was developed after 25 years of marketing experience and many years of importing through contractual arrangements with some of the worlds largest manufacturers and importing companies.

The subsidiary utilizes single-link distribution to provide its clients with national and world wide Internet exposure.

Management believes that shopping by the Internet will become a major economic force in the future and that the revenues of the subsidiary, which amounts to $220,362 for the last one and one half months, will show substantial increase during the next year.

Liquidity and Capital Resources

At August 31, 1996, the Company had liabilities of $1,600 which will be satified by additional capital contributions by the stockholder's of the Company.

At August 31, 1996, the the subsidiary had sufficient cash with which to pay its obligations. Management believes that the subsidiary will continue to maintain adequate cash and other current assets to satisfy its liabilities.

Results of Operations

The Company has had no operations during the last quarter and has no plans to establish any operations in the future.

The subsidiary is in the beginning stages of its operations on the Internet and shows a net profit of $2,903 on a volume of $220,362 for the one and one half months period. Management projects a substantial increase in the net profits for the coming year.


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