Form 10QSB/A
period 1996-08-31
WEALTH INTERNATIONAL INC
filed 1996-11-26
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSBA-1

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

  (1)  Yes  X    No                  (2)  Yes  X     No

There were 11,210,776 shares of common stock, $.001 par value, outstanding as of November 22, 1996.

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         Report of Independent Certified Public Accountant.

         Consolidated Balance Sheets for periods ended August 31, 1996 and February 29, 1996.

         Consolidated Statements of Operations for the Six Months Ended August 31, 1996 and the Years Ended February 29, 1996 and February 28, 1995.

         Consolidated Statement of Changes in Stockholders' Equity for the period from February 28, 1994 to August 31, 1996.

         Consolidated Statements of Cash Flows for the Six Months ended August 31, 1996 and the Years Ended February 29, 1996 and February 28, 1995.

         Notes to Financial Statements

                WEALTH INTERNATIONAL INC.
             FINANCIAL STATEMENTS AND REPORT
        OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
August 31, 1996, February 29, 1996, and February 28, 1995

           ANDERSEN ANDERSEN & STRONG, L.C.
                  [letterhead]

Board of Directors
Wealth International, Inc. and Subsidiary
Salt Lake City, Utah

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Wealth International, Inc,. and Subsidiary, at August 31, 1996 and February 29, 1996 and the statements of operations, stockholders' equity, and cash flows for the six months ended August 31, 1996, and the years ended February 29, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wealth International, Inc. and Subsidiary, at August 31, 1996 and February 29, 1996, and the statements of operations, stockholders' equity, and cash flows for the six months ended August 31, 1996 and the years ended February 29, 1996, and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the combined companies have suffered recurring losses from operations from inception of the reported operations, which raises doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Andersen Andersen & Strong

November 20, 1996

         WEALTH INTERNATIONAL INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS
           AUGUST 31,1996 and FEBRUARY 29,1996

                                 August 31       February 29
                                   1996             1996
ASSETS

CURRENT ASSETS

  Cash                           $ 97,204         $    -
  Supplies                            475              -
  Prepaid expenses                  1,300              -

    Total Current Assets           98,979              -

PROPERTY AND EQUIPMENT
  Net of accumulated depreciation
    - (Note 2)                     37,257              -
                                 $136,236         $

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Note payable - (Note 4)       $ 41,900
  Accounts payable                78,820          $ 1,600
  Accrued commissions payable
    - (Note 5)                    58,965
  Sales representatives'
    account balances - (Note 6)  296,120              -

      Total Current Liabilities  475,805            1,600

STOCKHOLDERS' EQUITY

 Common stock
  500,000,000 shares authorized
  at $0.001 par value; 17,001,796
  shares issued and outstanding at
  August 31; 182,000 at February
  29, 1996                        17,002              182

 Capital in excess of par value
  (Deficiency)                  (301,109)         539,965

 Accumulated deficit - dated
  July 10, 1996 - (Note 3)       (55,462)        (541,747)

     Total Stockholders' Equity
      (Deficiency)              (339,569)          (1,600)

                               $ 136,236        $     -

The accompanying notes are an integral part of these financial statements.

            WEALTH INTERNATIONAL INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six Months Ended August 31, 1996
  and the Years Ended February 29, 1996 and February 28, 1995

                        August 31  February 29   February 28
                          1996        1996           1995
 REVENUE ( Note 3 )     $ 547,899   $    -        $     -

 COST OF SALES            397,309        -              -

   Gross profit           150,590        -              -

 EXPENSES

   Sales expenses         298,871        -              -
   Administrative
     expenses             171,258      1,600        300,000
   Depreciation             4,913        -              -
                          475,042      1,600        300,000

 NET INCOME (LOSS)      $(324,452)  $ (1,600)     $(300,000)

 NET INCOME (LOSS)
   PER SHARE               $ (.03)    $   -          $ (.03)

The accompanying notes are an integral part of these financial statements.

          WEALTH INTERNATIONAL INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from February 28, 1994 to August 31, 1996

                               Common Stock   Capital in Excess  Accumulated
                             Shares   Amount    of Par Value       Deficit
Balance February
  28, 1994                  102,400    $ 102      $ 240,045       $(240,147)
Issuance of common stock
  for services no value
  assigned - 1994            14,800       15            (15)            -

Issuance of common stock for
  all of the outstanding stock
  of Louis Siegal Associates,
  Inc. - no value assigned
  rescinded August 3, 1995
  - June 20, 1994            64,000       64            (64)            -

Issuance of common stock for
 cash October 24, 1994       80,000       80        299,920             -

Net loss for the year ended
 February 28, 1995              -        -              -          (300,000)

Balance February 28, 1995   261,200      261        539,886        (540,147)

Cancellation of common stock
 resulting from recision of
 Louis Siegal Associates Inc.
 purchase - August 3, 1995  (79,200)     (79)            79             -

Net loss for the year ended
 February 28, 1996              -        -              -            (1,600)

Balance February 29, 1996   182,000      182        539,965        (541,747)

Issuance of common stock from
 minimum share resolution
 resulting from stock split  19,796       20            (20)            -

Issuance of common stock for
 all outstanding stock of
 Wealth International, Inc.,
 a Utah corporation, and
 recapitalization - August
 17, 1996 - (Note 3)     16,800,000   16,800       (572,064)        541,747

Net loss for the six
 months ended August 31,
 1996-$(324,452)-(Note 3)       -        -         (268,990)        (55,462)

Balance August 31, 1996  17,001,796  $17,002      $(301,109)       $(55,462)

The accompanying notes are an integral part of these financial statements

                  WEALTH INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended August 31, 1996
         and the Years Ended February 29, 1996 and February 28, 1995

                                     August 31,    February 29,   February 28,
                                       1996            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) from operations          $(324,452)     $ (1,600)     $ (300,000)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
   Provision for bad debts                               -           300,000
   Depreciation                          4,913           -               -
   Decrease in prepaid expense          (1,775)          -               -
   Increase in sales representatives'
     balances                          296,120           -               -
   Increase commissions payable         58,965           -               -
   Increase in accounts payable         57,564         1,600             -

      Net Cash Used by Operating
       Activities:                      91,335           -               -

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances - note receivable                -             -          (300,000)
 Purchase of equipment                 (42,170)          -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contribution                    6,139           -               -
 Cash received - sale of stock             -             -           300,000
 Cash received - note payable           41,900           -               -

 Increase in cash                       97,204           -               -

 Cash at Beginning of Period               -             -               -

 Cash at End of Period                $ 97,204      $    -         $     -

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 14,800 shares common stock for services - no value
    assigned - 1994                                                $     -
  Issuance of 64,000 shares common stock for all of the
    outstanding stock of Louis Siegal Associates inc, - no value
    assigned - rescinded August 3, 1995 - June 20, 1994            $     -
  Cancellation of 79,200 shares common stock resulting from
    recession of Louis Siegal Associates Inc. Purchase -
    August 3, 1995                                                 $     -
  Issuance of 16,800,000 shares common stock for all of the
    outstanding stock of Wealth International, Inc. and
    recapitalization - August 17, 1996 - 5,791,020 shares
    returned in October 1996                                       $     -

The accompanying notes are an integral part of these financial statements.

               WEALTH INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 17, 1986, with authorized common stock of 500,000,000 shares at $.001 par value and three classes of stock warrants with the name of"Impressive Ventures, LTD".
The name was changed to "Wealth International, Inc." on August 27, 1996, in connection with a reverse acquisition outlined in note 3. The warrants expired without being exercised.

During 1988, the Company purchased all of the outstanding stock of Med-Recon, Inc., a Nevada corporation, in a stock for stock exchange. Med-Recon was in the business of reconditioning medical equipment and operated until 1990, when operations ceased.

On June 7, 1994, the Company purchased all of the outstanding stock of Louis Siegal Associates, Inc., a California corporation, in a stock for stock exchange. Louis Siegal operated several retail floor covering stores. In connection with the acquisition of Louis Siegal, an additional 80,000 common shares of the Company was issued October 24, 1994, for $300,000. The $300,000 was loaned to Louis Siegal and later written off as a bad debt. On August 3, 1995, the transaction was mutually rescinded, due to a failure of consideration, and 79,200 shares of the Company was returned and cancelled.

On June 7, 1994, the Company completed a reverse stock split of 20 shares for 1, and on August 27, 1996, a reverse stock split of 250 shares for 1, with no stockholder having less than 50 shares after the split. On October 25, 1996, the Company completed a forward stock split of 1 share for 4. This report has been restated to show after stock split shares from it's inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Property and Equipment

The equipment consists of computers, software systems, and
office equipment and are shown at cost, less accumulated
depreciation. Depreciation is computed on the straight line
method over 5 and 7 years.
          Computers and office equipment        $30,240
          Software systems                       11,930
                                                 42,170
          Less accumulated depreciation           4,913
                                                 37,257

Income Taxes

Impressive Ventures, LTD - parent - ( pre-acquisition )

At February 29, 1996, the Company had a net operating loss
(NOL) carry forward totaling $541,747. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because management believes that the use of the loss carry forward will not be available against future profits.

Wealth International, Inc. - subsidiary - ( post-acquisition)

The subsidiary has sustained an operating loss for the period from July 10 to August 31, 1996. Management believes that the loss will be available to offset a projected operating profit in the coming year, however the subsidiary has had no operating history prior to 1996, and an operating profit cannot be assured, therefore no income tax-benefit has been provided.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, except that the outstanding shares have been restated to reflect the equivalent number of shares received by the stockholder's of Wealth International Inc.( the subsidiary ), resulting from the acquisition outlined in note 3.

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

3. ACQUISITION ON OF WEALTH INTERNATIONAL INC. (the subsidiary)

On August 27, 1996, the Company completed an acquisition of all of the outstanding stock of Wealth International, Inc., a Utah corporation, ( the subsidiary ) which was organized in the state of Utah on July 10, 1996. The reportable operations of the subsidiary, and a prior partnership, started in January 1996, and at August 31, 1996 had eight months of operations. The contractual agreement and plan of exchange provided for a stock for stock exchange in which the owners' of the outstanding stock of the subsidiary exchanged their shares ( consisting of 20,000 shares ) for 16,800,000 newly issued restricted common shares of the Company, however, 5,791,020 of the shares were returned to the Company during October 1996. After the completion of the exchange, the subsidiary was wholly owned by the Company and the Company's only asset was the stock in the subsidiary. On the date of this report the parties to the exchange, who were the former two stockholder's of the subsidiary, held 98% of the outstanding stock of the Company, after the return of the stock mentioned above. The name of the Company was then changed to "Wealth International, Inc." from "Impressive Ventures, LTD."

For reporting purposes, the acquisition has been treated as an acquisition of the Company by it's subsidiary (a reverse acquisition) and as a recapitalization of the subsidiary with it's assets, carried at historical costs, and it's operations, and that of :he former partnership, for the eight months ended August 27, 1996, being included in the financial statements.

The fair value for the acquisition was considered to be the historical cost, net of accumulated depreciation, of the assets of the subsidiary, which was a more clearly evident value for the exchange of stock The liabilities of the subsidiary exceeded the fair value of the assets and the excess is shown in the Capital in Excess of Par Value account as a deduction.

For this report, the financial statements of the Company, Wealth International Inc.(the subsidiary), and the partnership, have been combined. The subsidiary had not established a reporting fiscal year and the Company has a fiscal year of February 29. The balance sheets and statements of operations of both companies, and the partnership, have been combined as if each has a fiscal year February 29. Since February 29, 1996, the Company has had no operations and the subsidiary's operations covers the period from July 10 to August 31, 1996 and the partnership covers the period from January 1 to July 9, 1996. The partnership's share and the subsidiary's share of the net operating loss of the combined companies for the eight months ended August 31, 1996 has been allocated to the Accumulated Deficit account and the Capital in Excess of Par Value account and therefore the Accumulated Deficit account balance is that of the subsidiary .

Selected parts of these financial statements have been restated to reflect the combined report. No proforma statements have been included in this report because the acquisition is considered to be a recapitalization of the subsidiary and not a business combination.


The subsidiary is in the business of a multilevel shopping organization using the Internet.

There are no contingent payments or options specified in the acquisition agreement.

4. NOTE PAYABLE

The note payable resulted from advances to "Wealth" (the subsidiary) and was paid in September 1996 with no interest.

5. ACCRUED COMMISSIONS PAYABLE

"Wealth"( the subsidiary) conducts sales of a variety of products over the Internet through independent sales representatives. The sales representatives purchase the products from "Wealth" for resale to other customers.
Commissions are paid to the representatives only after the completion of a prescribed level of sales. Commissions payable are accrued on the books of"Wealth" based on an estimate of the amounts that will eventually be paid.

6. SALES REPRESENTATIVES' ACCOUNT BALANCES

Sales representatives maintain their membership in the organization by purchasing a prescribed amount of monthly points that are recorded on the books of "Wealth" as a liability, in the name of the representative. The points are recorded at a value of one point for one dollar. The representatives then use the points and additional cash, when needed, to purchase the products that "Wealth" has offered for sale over the internet.

7. LEASE

"Wealth" leases office space under a three year lease starting December 1, 1995, through November 30, 1998, The terms of the lease provides for a three year extension. The total yearly lease amounts, payable monthly, are listed:

            First year          $15,600
            Second Year          16,380
            Third Year           17,199

8. RELATED PARTY TRANSACTIONS

"Wealth" purchases substantially all of the products for sale from " Rantec", a partnership controlled by the two major stockholder's of the Company. Rantec is in the business of importing products for sale and "Wealth" has not sought other supply sources.

See note 3 regarding the acquisition of "Wealth' and a change in the controlling parties and note 8 for stock issued after the report date.

9. SUBSEQUENT EVENTS

On October 30, 1996, the Company issued 300,000 restricted common shares for services in connection with the acquisition outlined in note 3.

On October 28, 1996 the Company granted options to six individuals, including current and former directors, employees, and consultants, to purchase 1,700,000 common shares of the Company at $.50 per share. The option period is effective for five years from October 28, 1996. The Company has registered the shares as part of a form S-8 registration statement filed with the Securities and Exchange Commission.

On October 28, 1996, 5,791,020 shares of the Company were returned for cancellation, as a contribution to capital, which was part of the 16,800,000 shares issued to the two stockholder's of the subsidiary, for the acquisition of Wealth International, Inc.

9. GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to continue operations into the future.

Management recognizes that, if it is unable to raise additional capital, they cannot continue to conduct operations in the future.
                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-KA-1.

          (a)  EXHIBIT             EXHIBIT NUMBER


             Financial Data              27
             Schedule

          Reports on Form 8-KA-1

          A Form 8-KA-1 Current Report dated August 27, 1996, is being filed simultaneously with this Report.


                         SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WEALTH INTERNATIONAL, INC.



Date: 11/25/96                       By:/s/Ronald A. Nilsson
                                        President/Director