Form 10QSB
period 1996-11-30
WEALTH INTERNATIONAL INC
filed 1997-01-23
CIK 793981

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 1996


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

  (1)  Yes  X    No                  (2)  Yes  X     No


There were 11,800,776 shares of common stock, $.001 par value, outstanding as of January 21, 1997.

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          The unaudited Consolidated Financial Statements of the Registrant and its subsidiary required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.




                        Wealth International Inc.
                       Consolidated Balance Sheets
                  November 30, 1996 and February 29, 1996
                                (Unaudited)
 Assets                            November 30, 1996   February 29, 1996
Current Assets:
 Cash                                     $54,769              $0
 Accounts Receivable                        8,910               0
 Supplies
 & prepaid expenses & deposits             13,391               0

 Total Current Assets                      77,070               0

 Equipment:
 Computers & furniture                     34,217               0
 Software & mall development               30,997               0
 Less accumulated depreciation             (7,334)              0

 Net Equipment                             57,880               0

 Total Assets                            $134,950              $0

Liabilities & Stockholders' Equity

Current Liabilities:
 Accounts Payable and accrued liabilities $87,967          $1,600
 Merchandise and Commission
  Liability to Members                    414,688               0
 Advance from stockholders                 11,617               0
 Total Current Liabilities                514,272           1,600

 Stockholders' Equity:
 Common Stock, $001 par value;
 authorized 500,000,000 shares,
 issued and outstanding 11,510,776
 shares at November 30, 1996               11,511             182
 Paid-in capital deficiency              (265,619)        539,965
 Accumulated Deficit                     (125,214)       (541,747)
 Total Stockholders' Equity              (379,322)         (1,600)

 Total Liabilities & Stockholders'
  Equity                                 $134,950              $0

                          Wealth International Inc.
                     Consolidated Statement of Operations
                 Nine & Three Months Ending November 30,1996 &
                  Nine & Three Months Ending November 30, 1995
                                (Unaudited)
                               Three Months Ending    Nine Months Ending
                                11/30/96 11/30/95      11/30/96 11/30/95
Revenues:

  Member sales                  $615,314    $0        $1,162,648     $0
  Interest Income                    635     0             1,200      0

 Total Revenue                   615,949     0         1,163,848      0

 Costs & Expenses:

  Cost of Sales                  185,084     0           582,393      0
  Member commissions             111,435     0           410,306      0
  Payroll & office costs         311,843     0           478,781      0
  Depreciation                     2,421     0             7,334      0
  Mall Development & Maintenance  74,918     0            79,238      0

 Total Costs & Expenses          685,701     0         1,558,052      0

 Net Loss                       ($69,752)   $0         ($394,204)    $0

 Net Loss per common share      ($0.006)  $0.000        ($0.034)   $0.000

                           Wealth International Inc.
                     Consolidated Statements of Cash Flows
                  Nine & Three Months Ending November 30,1996 &
                   Nine & Three Months Ending November 30,1995
                                 (Unaudited)
                              Three Months Ending      Nine Months Ending
                               11/30/96 11/30/95        11/30/96 11/30/95
 Cash Flows Provided (used)
  in Operations:

 Net Loss                     ($69,752)      $0        ($394,204)($1,600)

 Adjustments to reconcile
 Net Loss to cash used in
 operations:
 Depreciation                    2,421                     7,334
 Increase in accounts payable
  & accrued liabilities          9,146                    86,367   1,600
 Increase in liability to
  members                       59,603                   414,688
 Increase in current assets-
  receivables & prepaids       (20,526)                  (22,301)

Net Cash Flow Provided (Used)
 In Operations                 (19,108)       0           91,884       0

 Cash Flow Used in Investing
  Activities:

 Purchase equipment & software
  development                  (23,044)       0          (65,214)      0
 Acquisition of deficient in
  Wealth International capital       0                   (13,518)

Net Cash Flow Used In Investing
 Activities                    (23,044)       0          (78,732)      0

Cash Flow From (Used) in
 Financing Activities:
 Stock issued for services      30,000                    30,000
 Advance on note payable
  & stockholders                11,617                    53,517
 Repayment of note payable     (41,900)                  (41,900)

Net Cash Flows From (Used) in
 Financing Activities             (283)       0           41,617       0


Cash at beginning of period     97,204        0                0       0

Cash at end of period          $54,769       $0          $54,760      $0

                    Wealth International Inc.
          Consolidated Statement of Stockholders' Equity
                Nine Months Ending November 30,1996
                           (Unaudited)
                      Common Stock        Capital      Accumulated
                      Shares     Amount  Deficiency      Deficit
 Balance at
   February 29, 1996  182,000      $182   $539,965     ($541,747)

 Issuance of fractional
  shares from stock
  split                19,796        20        (20)
 Issuance 16,800,000
  shares of Common
  Stock for Wealth
  International
  August 17, 1996 net
  of returned shares
  of 5,791,020     11,008,980    11,009   (566,274)      541,747
Issuance of 300,000
  shares for
  consulting services 300,000       300     29,700

Net loss for the nine
  months ending
  November 30, 1996
  $394,204                                (268,990)     (125,214)

Balances at
  November 30,1996 11,510,776   $11,511  ($265,619)    ($125,214)

                         Wealth International Inc
                       Notes to Financial Statements

Note 1: Organization of the Company

On August 27, 1996 the Company completed an acquisition of Wealth International Inc. and assumed the name of the subsidiary. The acquisition has been accounted for as a reverse acquisition with the historical cost basis of the assets and liabilities of the subsidiary continued forward as the basis to the Company. Wealth International operated as a partnership prior to July 9, 1996 when it incorporated in the state of Utah. The accompanying financial statements include the operations from the inception of the partnership as well as the operations of the incorporated entity.

Wealth International is engaged in the development and operation of a mall on the Internet. Members of Wealth International purchase points which can be redeemed for merchandise available through the mall. Members earn points and cash commissions through a marketing system of the Company. The marketing efforts of the Company have been directed towards development of "store fronts" for its members whereby each member can bring in customers to the mall through their store and earn commissions from the sale of products to these customers. The initial marketing commissions have been higher than the long term business plan, as most of the commissions are based on expansion of the network marketing base of members.

Note 2: Summary of Significant Accounting Policies

Liabilities to Members- The Company has recorded the cash received from members for future purchases as a liability until the Company delivers the product or the points expires. Commissions have been accrued for the network volume in the system.

Note 3: Stock Transactions

The Company registered options to purchase 1,700,000 shares in an S-8 filing in October, 1996. As of January 20, 1997 290,000 option have been exercised at 50 cents per share. The Company issued 300,000 restricted shares for services rendered to the Company which were value at 10 cents per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

History

          For a discussion of the Company's acquisition on August 27, 1996, of all of the outstanding stock of Wealth International, Inc. , a Utah corporation, (the "subsidiary") in exchange for shares of the Company, see the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 1996, and its Current Report on Form 8-KA-1, filed on November 26, 1996. See the Exhibit Index, Item 6 below.

Description of Business and Plan of Operation

          The Company's wholly-owned subsidiary, Wealth International, Inc., a Utah corporation, owns and operates a "Virtual Mall" on the Internet's world wide web that consists of name-brand product categories, including electronics, computers, men's and women's apparel, jewelry and others. Currently, the Virtual Mall has approximately 2000 products. The availability of products is subject to the Company's continual efforts to secure supply of quality products and reasonable prices. The marketing and sale of the products on the Virtual Mall is accomplished through a nationwide independent sales force. The Virtual Mall allows a customer to purchase products through a sophisticated on-line shopping mechanism. Presently, the best-selling products are desktop and notebook computers, and electronic items.

          The marketing approach employed by the Company was developed by the Company's management and other personnel based on a collective 25 years of marketing experience and many years of experience in importing through contractual arrangements with some of the world's largest manufacturers and importing companies.

          In order to enter the Virtual Mall, a customer must enter through one of many Internet web-site "storefronts," which are owned and updated by the individuals and organizations that comprise the Company's independent sales force. This sales force promotes the storefronts, and in turn the Virtual Mall and the products contained in it, through mass and targeted advertising and word-of-mouth to encourage customers and potential customers to access the Virtual Mall through such storefront. Currently, several storefront owners are advertising nationwide and hosting seminars on Internet-related business issues in as many as 15 cities a week.

          If a customer purchases a product, the owner of the storefront through which the customer accessed the Virtual Mall receives an in-store credit or commission, to be redeemed by the storefront owner in the form of product. In addition, storefront owners and other members of the independent sales force also have the opportunity to assist others to join the independent sales force, and to create individualized new storefronts for them on the Virtual Mall. The Company's compensation program provides increased amounts of in-store credits or commissions, based on product sales, to those storefront owners that successfully assist others in marketing the Company's products. The Company is able to give generous in-store credits and commissions because it has relatively low overhead and distribution costs. Moreover, the Company has low advertising costs, since advertising is performed by members of the independent sales force.

          The Company has developed and implemented a comprehensive tracking system called "Wealth-Link," which tracks all of the sales through each storefront, together with other storefronts that are interconnected for purposes of the Company's compensation plan. Wealth-Link is a state-of-the-art program designed to ensure that each storefront owner will be correctly compensated for their sales, whether they are in New York, California, or anywhere else. The Company is continuing efforts to develop innovative new strategies to provide information and support to its independent sales force, and it is planned that personalized information concerning sales, compensation and marketing matters will be just a "mouse-click" away.

          Management believes that shopping by the Internet will become a major economic force in the future and that the revenues of the Company and its subsidiary, which amounted to $615,949 in the quarter ended November 30, 1996, will show substantial increase during the next year. In order to facilitate expansion of the Company's capacity to provide rapid and easy Internet access to its customers, the Company plans to continue to develop new capabilities as an Internet service provider.

          At November 30, 1996, the Company and its subsidiary had total assets of $134,950 and liabilities of $514,272. The figure for liabilities is in part derived from a method of accounting currently employed by the Company that accounts for any potential liabilities for in-store credits or commissions, to be redeemed for the Company's products, that may become due to certain members of the independent sales force. Because management anticipates that much of the potential in-store credits or commissions will not actually be earned or redeemed, management believes that this method of accounting represents a cautious indication of the Company's finances, and that actual liabilities will be less than $514,272.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.*

          (a)  EXHIBIT             EXHIBIT NUMBER


             Financial Data              27
             Schedule

          (b)  Reports on Form 8-K

             Form 8-K filed October      **
             24, 1996

             Form 8-KA-1 filed November  **
             26, 1996

             * Summaries of any exhibit are modified in their entirety by this reference to each exhibit.

             ** Each of these documents has previously been filed with the Securities and Exchange Commission and is incorporated herein by this reference.

                         SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WEALTH INTERNATIONAL, INC.


Date:  1/22/97                       By /s/ Ronald A. Nilsson
      ----------                       --------------------------
                                       Ronald A. Nilsson
                                       President and Director


Date:  1/22/97                       By /s/ Richard T. Smith
      -----------                      --------------------------
                                       Richard T. Smith
                                       Chief Financial Officer and
                                       Director