Form 10KSB
period 1997-02-28
WEALTH INTERNATIONAL INC
filed 1997-10-01
CIK 793981

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended February 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from __________to ___________

                                   Commission File Number:  033-05844-NY
                                                           ---------------
                            WEALTH INTERNATIONAL, INC.
                            --------------------------
               (Name of small business issuer in its charter)

        Nevada                                              87-0443026
-----------------------------------------------------------------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

5152 North Edgewood Drive, Suite 250, Provo, Utah                   84604
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (801) 426-1500
                          -------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                  Name of each exchange
                                                      on which registered:
Common Stock, $0.001 par value                                 None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                           ---------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ ]     No [X]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $1,946,942
                                                       -------------

     Aggregate market value of the voting stock of the issuer held by non-affiliates on August 26, 1997, based upon a closing sale price of $2.00 per share, was approximately $5,004,892. Shares of the issuer's common stock held by officers and directors, and other persons that may be deemed "affiliates" of the issuer, have been excluded from calculation of such aggregate market value.

     The number of shares outstanding of the issuer's common stock as of August 26, 1997 was 13,417,776 shares.

      Transitional Small Business Disclosure Format (Check One):  Yes [ ]
No [X]

                         FORWARD-LOOKING STATEMENTS
     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-KSB ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO FALL WITHIN THE "SAFE HARBOR" PROVISIONS THEREOF. THIS STATEMENT IS INCLUDED HEREIN FOR THE EXPRESS PURPOSE OF AVAILING THE COMPANY OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. SUCH FORWARD-LOOKING STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY AND ITS MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SUBSTANTIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER SPECIFIC RISK FACTORS DESCRIBED HEREIN (SEE ITEM 6 "MANAGEMENT'S PLAN OF OPERATIONS," UNDER THE SUBHEADING "FACTORS THAT COULD AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS OBJECTIVES") AND NOT TO PLACE UNDUE DISCUSSION AND ANALYSIS, OR RELIANCE, ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                         WEALTH INTERNATIONAL, INC.

          FORM 10-KSB FOR FISCAL YEAR ENDED FEBRUARY 28, 1997

                                   INDEX

                                                                 Page
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                    1
           GENERAL INFORMATION                                      1
           BUSINESS ON THE INTERNET                                 1
           THE WI MARKETPLACE CONCEPT                               2
           WI MARKETPLACE PRODUCTS AND SERVICES                     3
           GOVERNMENT REGULATION                                    5
           COMPETITION                                              5
           PROPRIETARY RIGHTS                                       6
           CORPORATE ORGANIZATIONAL HISTORY                         6
           OTHER INFORMATION                                        7
ITEM 2.  DESCRIPTION OF PROPERTIES                                  7
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                8
         HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED                       8
         STOCKHOLDER MATTERS.
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN               9
         OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS                                      17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS             17
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND              17
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION                                    20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                  22
         OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            23
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND                24
         REPORTS ON FORM 8-K

SIGNATURES                                                         26

                                    PART I

Item 1.     Description of Business.

GENERAL INFORMATION

     Wealth International, Inc., a Nevada corporation (the "Company" or "WI"), through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation ("WI Marketplace"), is engaged in the direct distribution of products and services relating to commerce on the Internet. Such products and services are sold and distributed through an extensive and growing network of independent distributors. Unless otherwise noted herein or implied in context, reference to "WI" or the "Company" means Wealth International, Inc., a Nevada corporation, including its subsidiary, WI Marketplace.

     Substantially all of the Company's revenues are derived from two general categories of products and services provided by WI Marketplace. First, WI Marketplace provides products and services directly relating to the Internet and the World Wide Web, including personal and commercial web site development and maintenance and Internet training. Second, WI Marketplace operates a "virtual mall" (the "WI Mall") on an Internet site on the World Wide Web, at the domain name address "www.wimall.com". The WI Mall functions as an online department store, offering a selection of over 20,000 products grouped into numerous categories, such as electronics, computers, sporting goods, apparel, jewelry and others.

     At present, the Company intends to expand its offering of Internet-related products to include state-of-the-art software and other materials designed to train Internet users on effective utilization of the Internet for online commerce, and other educational uses.

BUSINESS ON THE INTERNET

     The number of people who access the Internet is steadily increasing. Current statistics provided by a recent Commerce Net/Nielsen Media survey shows that 23% of the total population of the United States and Canada (or approximately 50.6 million people) are regularly using the Internet. Other groups, such as Jupiter Communications, have estimated that at least 20 million people access the Internet at least once every week. Various surveys have indicated that this number is increasing exponentially.

     The huge number of world-wide users, and the relative ease of use, has made the Internet an attractive and increasingly popular medium for a variety of online businesses. International Data Corporation has estimated that the volume of Internet commerce will grow from approximately $318 million in 1995 to nearly $100 billion annually by the year 2000. Advertising, marketing, training, research and direct sales are all examples of business applications for the Internet. Mass marketing over the Internet has already begun to eliminate the need for costly print advertising. Likewise, "middleman" distributors are diminishing in significance as manufacturers begin to sell their products directly to consumers over the Internet. Unlike traditional retailers, Internet retailers do not incur cumbersome costs of managing and maintaining a significant tangible infrastructure, such as a store or chain of stores, or the costs of advertising and mailing. These costs savings, and the rapid communication capabilities of the Internet, allows for potential access to a large, global customer base at a relatively low economic cost.

          Challenges to Successful Online Commerce

     One challenge to selling products or services on the Internet is advertising or web site popularization. The number of web sites on the Internet is innumerable, and is increasing daily. Many online businesses may fail due to a lack of "traffic" to their web site. Online businesses can advertise their web site through traditional means. For example, a company might advertise its web site in its television commercials by showing a subtitle of its domain name address. The web sites of other online businesses are popularized through "links" from other sites, or by receiving recognition for superior graphics or layout from an online rating service, "browser" or "search engine."

     Another challenge for Internet commerce derives from the constantly changing demographics of Internet users. The September 1997 issue of Information Strategy Online states that half of the Internet users were professionals and managers only a year ago. At present, that proportion has dropped closer to 39%, and continues to fall. Women are the fastest growing segment of the Internet population, now accounting for more than 40% of all users. Shifting demographics present a challenge to Internet commerce to deal effectively with a wide variety of users, all at varying levels of technological sophistication.

     Still another challenge is presented by the rapid technological changes confronting Internet commerce. To remain competitive, an online business must stay abreast of newly emerging industry standards and new technologies. However, for smaller businesses or individuals, it is often cost-prohibitive to make every new enhancement or improvement to the responsiveness, functionality and appearance of an Internet site. The inability to adapt in the face of rapid technological changes in Internet technologies, however, can render an Internet site obsolete.

THE WI MARKETPLACE CONCEPT

          A Network of Independent Internet Storefront Owners

     WI Marketplace has developed a personalized method of Internet commerce designed to meet such challenges on behalf of smaller business and individuals. WI Marketplace popularizes the WI Mall web site through a direct distribution organization of Independent Storefront Owners ("ISOs"). Such ISOs market and sell the products and services offered in the WI Mall, as well as other Internet-related products and services, such as personal web site design, development and maintenance. Each ISO owns a "storefront" to the WI Mall, through which they can access the WI Mall, as well as provide similar access to their customers. See "Description of Business WI Marketplace Products and Services."

     The philosophy of network marketing or direct distribution is based on the idea that a strong, personal recommendation from someone who has had a favorable experience with the WI Marketplace products and services is more persuasive advertising than an impersonal recommendation from a total stranger. Under the WI Marketplace compensation plan, substantially all of the products and services provided by WI Marketplace are exclusively sold to and distributed by the ISOs. The ISOs are not agents or employees of the Company or WI Marketplace, but rather contract with WI Marketplace to become authorized independent distributors who can purchase products and services directly from WI Marketplace for resale or personal consumption.

     According to surveys of the industry, more than $75 billion of products and services were sold annually in recent years by direct distribution methods. This industry has been growing rapidly, a significant cause of which has been the increasing worldwide use of the Internet. The resulting capabilities of rapid communication, combined with the consequential decreasing significance of geographical borders, makes direct distribution an attractive replacement for traditional localized retail stores. The Company believes that the WI Marketplace network marketing approach to selling its products and services is superior to traditional retailing in a number of ways: (1) a consumer can be introduced to a product by a friend or family member, which can be a much more convenient and reliable source of information than a print advertisement or the like; (2) a consumer can receive personalized information from an ISO, who has personal experience with the products and services provided by WI Marketplace; and (3) an ISO is much more likely to follow-up with a consumer, who is a friend or family member, to offer assistance and product updates.

     The Company's success, and the success of its subsidiary, is contingent upon the success of its ISOs. See "Management's Discussion and Analysis or Plan of Operation Certain Factors Expected to Impact Operating
Results Reliance on Network of ISOs." As a result, WI Marketplace has developed an ISO Service Center to provide customer service to its ISOs. In this regard, WI Marketplace produces pamphlets, video and audio tapes, and seminar programs to educate ISOs and their customers. See "Description of Business WI Marketplace Products and Services." These training materials are produced both internally and in conjunction with leaders in the direct distribution training industry. From time to time, WI Marketplace engages the services of outside experts in the direct distribution consultation and training field to provide additional support to the ISOs.

WI MARKETPLACE PRODUCTS AND SERVICES

     The products and services offered by WI Marketplace generally consist of personal and commercial Internet sites; various merchandise catalogued and displayed on the WI Mall; and educational, training and sales aids products.

          Personal and Commercial Internet Sites

     WI Marketplace employs a staff of in-house computer programmers and Internet site developers, offering customized design services to individuals, as well as businesses and organizations. At present, the majority of new Internet site design services performed by WI Marketplace are directed at personal sites for new ISOs.

     Upon approval of a properly completed application form, a new ISO may purchase a personalized Internet site that, among other things, links directly to the WI Mall. Software applications developed by WI Marketplace, and available to its customers, allow any ISO Internet site owner to easily customize and update their individual site online, at no additional charge. Because of economies resulting from its substantial experience in creating ISO Internet sites, WI Marketplace is able to offer ISO Internet site design services at a price it believes is affordable to new participants in the WI Marketplace program.

               The WI Mall and Merchandise

     The WI Mall, located at "http://www.wimall.com," is a diversified, online department store. In the WI Mall, WI Marketplace uses state-of-the-art technology to deliver a visually appealing and user-friendly Internet shopping site. The WI Mall offers a daily "Deal of the Day," which highlights particular bargains, as well as periodic drawings for various free items. "Point-and-click" technology allows customers of the WI Mall to browse through a variety of product categories, or "stores," in the WI Mall gallery, placing items into, or removing items from, a virtual "shopping basket." To make a purchase, customers are guided through a payment process, including online submission of shipping details and credit card information.

     Customers of the WI Mall obtain access through the ISOs' Internet sites, called "storefronts," which link directly into the WI Mall. ISOs promote and advertise their "storefront" in a manner similar to a store owner in a traditional, real estate based mall or department store, as well as through methods of modern, electronic communication. ISOs market the products catalogued in the WI Mall and offer training in Internet use and online commerce to their customers. The WI Mall may be viewed by visitors at the WI Mall domain name address set forth above; however, actual purchases of merchandise offered in the WI Mall may be made by a customer only if such customer entered through a "storefront" linked to the WI Mall, and owned and operated by an ISO. Visitors and potential customers who access the WI Mall through other means are invited to browse, and, if they want to make a purchase, are offered simple instructions on how to proceed.

     A proprietary software tracking system, called "WI Link," enables WI Marketplace to track and record each sale of merchandise that occurs through a particular "storefront." The ISO who owns such "storefront" is automatically credited with sales commissions, in accordance with the WI Marketplace compensation program.

     WI Marketplace stocks the WI Mall with a broad spectrum of products, including well-known, brand name products in various categories. Categories currently offered in the WI Mall include clothing, electronics, computers and peripherals, sporting goods, books, music, toys and travel. The products actually offered and catalogued in the WI Mall are changed and updated from time to time, adding new product categories and eliminating old ones.

     WI Marketplace employs a staff of buyers who identify and negotiate vendor and supplier arrangements with manufacturers and distributors. In general, products purchased in the WI Mall are shipped to the purchaser directly from the manufacturer, which eliminates excessive warehousing costs. As of September 1, 1997, there were more than 4,000 products catalogued in the WI Mall. Due to the volume of traffic in the WI Mall, which exceeded 4,000,000 "hits" per month as of August 1997, WI Marketplace anticipates that the pricing terms that can be obtained from manufacturers will improve.

               Sales Aids

     WI Marketplace produces and sells various informational and educational materials to assist its direct distributors in building their own businesses, and in marketing and distributing the products and services offered by WI Marketplace. Among such materials are advertising brochures, pamphlets, and signage; Internet-related educational and training materials; product brochures describing the WI Marketplace products and services; audio tapes describing WI Marketplace, explaining methods of direct distribution, and offering training and support; and business forms and lists designed to assist individual direct distributors in operating an effective business.

     WI Marketplace prepares the sales aids through a variety of means, including in-house design and preparation. In addition, WI Marketplace contracts with outside producers with experience or expertise in Internet commerce, business development training, and direct distribution methods. Sales aids are generally produced, printed or recorded by third parties specializing in such industries.

GOVERNMENT REGULATION

     The Company's business activities are subject to certain laws and regulations. In particular, the Federal Trade Commission ("FTC") has implemented regulations designed to prevent the use of deceptive or fraudulent business practices associated with illegal schemes or "scams" that are sometimes broadly associated with the network marketing or direct distribution industry. Specifically, the FTC has prohibited certain business practices characterizing "pyramid schemes" or "chain sales," such as unusually high sign-up fees, pressurized recruiting tactics, claims of huge and easy financial rewards for minimal efforts, and mandatory sponsorship of new distributors.

     The Company believes that it is in compliance with applicable laws and governmental regulations. However, there can be no assurance that future regulatory action or new legislation, perhaps concerning the Internet, will not have an adverse effect on the Company and its business operations.

COMPETITION

     Internet Commerce. The Internet commerce market is rapidly expanding and is intensely competitive. The Company competes directly with other companies that offer web-based shopping and personal Internet training and web site development. In so competing, the Company emphasizes the low cost of the products and services offered on the WI Mall, and the high-quality Internet services provided by the Company. In addition, the Company competes by facilitating a network distribution system that is relatively unique in the Internet commerce industry. However, many of the Company's competitors have substantially greater name recognition and financial resources than the Company. Another competitive obstacle is the purchasing preference of many consumers, which tends toward the traditional retail marketing channels. As a result, there can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

     Direct Distribution. The Company also competes in a general sense with other direct distribution and network marketing companies, some of which have a longer operating history, greater name recognition, and superior funding. Some of the leading network marketing companies are Amway Corporation and its affiliates, Nu Skin International, Inc. and its affiliates, and Rexall Showcase International, among others. The Company competes for new ISOs based on its compensation plan and its unique Internet-related and high-quality WI Mall products and services. Management envisions that the number of companies involved in direct distribution marketing will increase over the next several years as such a selling method becomes more common. The Company is aware of numerous Internet-related companies that could launch direct distribution businesses in direct competition with the Company. There can be no assurance that the Company will be able to succeed in such an expanding and competitive market.

PROPRIETARY RIGHTS

     The Company is in the process of registering trademarks in certain corporate and product names. The WI Mall domain name address is registered to the Company for its exclusive use by Network Solutions, Inc., the domain name registry of InterNIC. The Company believes that acquisition and protection of proprietary rights will be important in enabling the Company to compete in the Internet and direct distribution markets.

     The Company also relies on trade secrets that it protects, in part, through confidentiality agreements with relevant employees and other parties. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies in case of such a breach, or that the Company's trade secrets will not otherwise be independently discovered by its competitors. The Company may become involved in litigation to determine the enforceability and validity of its proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

CORPORATE ORGANIZATIONAL HISTORY

     The Company was incorporated on March 17, 1986, with authorized common stock of 500,000,000 shares at $0.001 par value.

     On August 27, 1996, the Company effected a reverse stock split on a 250 for 1 basis, and acquired all of the stock of Wealth International, Inc., a Utah corporation ("Wealth Utah"), in exchange for 4,200,000 shares of the Company's common stock (the "Exchange"). The Exchange was deemed a reverse acquisition, and the shareholders of Wealth Utah became the controlling shareholders of the Company. As a result of this transaction, Wealth Utah became a wholly-owned subsidiary of the Company. On October 25, 1996, the Company's common stock was forward split on a 4 for 1 basis.

     Prior to August 27, 1996, the Company was essentially a dormant corporation, with no material assets or liabilities. The Company's only material transaction in the three fiscal years prior to August 27, 1996, involved the acquisition on June 7, 1994 of Louis Siegal Associates, Inc., a California corporation ("LSA"), in exchange for 400,000 shares of the Company's common stock. LSA operated several retail floor covering outlets. In connection with the acquisition of LSA, an additional 5,000,000 shares of the Company's common stock was issued on October 24, 1994, for $300,000. On August 14, 1995, the LSA acquisition was mutually rescinded by the parties to the transaction for failure of consideration, and 4,950,000 shares of the Company's common stock were returned to the Company and canceled on August 17, 1995.

      On April 1, 1997, the Board of Directors of Wealth Utah approved an amendment to its Articles of Incorporation to change its name to World Internet Marketplace, Inc., which name change was effective July 3, 1997. Such corporate name change was made in order to better conform the name of the corporation to its principal business.

OTHER INFORMATION

          Dependence on Major Customers

     WI Marketplace sells its products through a network of ISOs. As of September 1997, a significant portion of the total products and services sold by WI Marketplace are sold by or through the business network of the Home Business Group ("HBG"), a WI Marketplace ISO. For its performance as a WI Marketplace ISO, HBG is compensated in accordance with the WI Marketplace compensation program. In addition, HBG performs certain training and marketing services for the Marketplace, for which HBG receives separate compensation. In its capacities as an ISO and as an independent outside consultant, HBG is not an employee or agent of WI Marketplace, but is an independent agent. In this regard, WI Marketplace does not control, direct or supervise the activities of HBG. The Company's operating results and financial condition could be adversely affected by a decrease in the productivity of HBG.

          Research and Development

     Expenses characterized as research and development costs incurred by the Company were not significant during the past two fiscal years. Other costs incurred by the Company in developing and programming software applications relating to the Company's business operations, including the WI Mall and its underlying software, were capitalized in accordance with generally accepted accounting principles.

          Employees

     As of August 26, 1997, the Company employed 54 persons. Of such employees, 45 were full-time employees.

Item 2.     Description of Properties.

     In March 1997, the Company moved from its previous office space to 5152 North Edgewood Drive, Suite 250, Provo, Utah 84604 (the "Edgewood Site"), which is now the location of the Company's headquarters and principal place of business. The Company initially leased 3663 square feet of space at the Edgewood Site, which continues to be used for general office purposes. In June 1997, the Company arranged to lease an additional 2446 square feet of space at the Edgewood Site to provide adequate space for the Company's growing numbers of customer support and administrative personnel.

     The lease term on the Edgewood Site expires in January 2002, and the monthly rent for such space is $6,950. Including monthly common area and maintenance fees, the total monthly expense for the Edgewood Site is $10,950. The Company maintains general commercial/casualty insurance on its leased properties, in amounts which it deems adequate for its present needs.

     The Company believes that its current space at the Edgewood Site will be adequate for one year if anticipated growth proves realistic. The Company has made inquiries with the building owner regarding the availability of additional space in the building housing the Edgewood Site and in other buildings in the same development, and intends to lease additional space as necessary to provide for anticipated growth.

Item 3.     Legal Proceedings.

     The Knight Adjustment Bureau ("Knight") filed a lawsuit against Richard Smith, dba Wealth International, in the Fourth District Court for Utah County, alleging that Knight was assigned a claim by Touchfon International, and further alleging that Richard Smith, dba Wealth International, owes approximately $5,500 for certain telephone services under a contract with Touchfon International. The Company's subsidiary, WI Marketplace, Inc., successor to Wealth International, Inc., a Utah corporation, filed an answer and counterclaim on September 4, 1997. At present, Knight has not replied to the Company's answer. However, if Knight pursues the matter, the Company intends to vigorously defend the lawsuit. There can be no assurance that the Company will succeed in its defense of this matter.

     Other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known or contemplated.

Item 4.     Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter, either through the solicitation of proxies or otherwise.

                                  PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

          Market Information

     The Company's common stock trades on the over-the-counter market (symbol: "WLTH") and is quoted on the National Association of Securities Dealers Electronic Bulletin Board. To the knowledge of the Company, there was minimal trading activity in the Company's common stock during the Company's fiscal year ended February 28, 1996. As quoted on the Electronic Bulletin Board, the high and low bids during such fiscal year were $0.03 and $0.01, respectively. High and low bid information for the Company's common stock as quoted on the Electronic Bulletin Board for the Company's fiscal year ending February 28, 1997, and the interim period ending August 31, 1997, is set forth in the table below. The quotations reflect inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

             Period                       High Bid               Low Bid
March 1 to May 31, 1996                    $0.03                  $0.01
June 1 to August 31, 1996                  $0.03                  $0.01
September 1 to November 30, 1996           $0.03                  $0.01
December 1, 1996 to February 28, 1997      3 3/8                  1 3/8
March 1 to May 31, 1997                    3 3/8                  2 1/4
June 1 to August 31, 1997                  3 1/2                  1 1/2

          Shareholders

     The approximate number of holders of record of the Company's common stock, par value $0.001, as of February 28, 1997, was 179, and as of August 26, 1997, was 326. This total does not include the number of beneficial owners of common stock held in "nominee" or "street" name, as to which number the Company cannot speculate.

          Dividends

     The Company has not paid cash dividends on its common stock in the last fiscal year. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to fund future growth and development of the Company's business operations. The Company does not anticipate paying any dividends in the near future.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

          Results of Operations

          Comparison of Fiscal Year Ended February 28, 1997 (FY1997) to Fiscal Year Ended February 28, 1996 (FY1996)

     Net sales for FY1997 were $1,946,942, representing an increase of $1,857,712 or approximately 2082% over net sales for FY1996. The increase in the Company's sales for the period is attributable, at least in part, to the growth in the number of members of the Company's network of independent direct distributors. In addition, the increase in sales can be attributed to an increasing popularity in Internet commerce, as well as the successful progression of the Company's marketing plan and expansion of the Company's offering of products and services. Net sales for FY1996 represent only a four month period from the establishment of WI Marketplace in November 1995.

     Net loss for FY1997 was $492,207, compared with a net loss during FY1996 of $116,282 or approximately 323% over net loss for FY1997. The net loss incurred by the Company increased in FY1997 due to the costs associated with the reverse acquisition of the Company's subsidiary, World Internet Marketplace, Inc., in August 1996, as well as the costs of building and maintaining the Company's Internet-based infrastructure and computer network, development activities associated with the Company's Internet site on the World Wide Web, and initial product acquisition for the WI Mall, among other things. Net loss for FY1996 represents only a four month period from the establishment of WI Marketplace in November 1995.

     Cost of sales as a percentage of net sales decreased to 44% of net sales in FY1997, compared to 141% of net sales in FY1996. This decrease in cost of sales as a percentage of net sales was primarily attributable to economies of scale, resulting from the growth of the Company, in the production of Internet-related products and performance of Internet-related services. In addition, the increase in total volume of products purchased on the WI Mall has led to improved terms offered by manufacturers, vendors and suppliers of the products sold on the WI Mall.

     Commissions paid to the Company's network of independent direct distributors amounted to $796,763 in FY1997 (41% of net sales), representing an increase of $772,957 over the $23,806

(27% of net sales) paid in FY1996. The increase in commissions is substantially a direct result of increased sales and growth in the number of members in the Company's direct distribution network. The Company's direct distributors are paid commissions based on independent sales generated by themselves and their independently-owned direct distribution network, in accordance with the Company's compensation plan.

     Selling, general and administrative expenses for FY1997 were $785,433 (40% of net sales), which is an increase of 1311% over $55,639 for FY1996. The increase reflects the necessary growth and maturation of the Company's internal support structure, as well as office space expansion to accommodate new personnel, which changes were necessary to accommodate growth in the Company's network of direct distributors. Management expects that general and administrative expenses will increase in future periods as the Company incurs additional costs related to being a public company. In addition, facilitation of long-term growth will require an increase in administrative staff and facilities, with consequent cost and expense.

     Net loss per share during FY1997 was $(0.04). Pro forma net loss per share was the same, primarily as a result of the Company's election not to record a deferred tax benefit in FY1997. Such a deferred tax benefit will be applied against future earnings.

          Liquidity and Capital Resources

     Since inception, the Company's subsidiary, World Internet Marketplace, Inc., has primarily been funded with revenues generated from operations. Except for limited capital received by the Company during FY1997 arising from the exercise of certain stock options, the Company has not engaged in any significant outside financing.

     Net cash used in the Company's operating activities in amounts of $122,934 in FY1997 and net cash provided by the Company's operating activities of $32,229 in FY1996. Net cash used in the Company's operating activities in FY1997 is primarily attributable to net losses in such periods. In addition, the Company expended working capital in FY1997 to build out new, primary office space, including the purchase of related furniture and fixtures.

     As of February 28, 1997, the Company's current ratio was .14 to 1, as compared with a current ratio of .32 to 1 as of February 28, 1996. The decrease in current ratio is due in large part to an increase in the total volume of products and services sold through the WI Mall, resulting in increased commissions due to the Company's independent distributors under the Company's compensation plan. Higher current liabilities are also the result of deferred revenue arising from product purchase credits acquired by some of the Company's independent distributors, in lieu of receiving cash commissions or as part of the Company's advance purchase plan.

     As of February 28, 1997, the Company's primary source of liquidity was revenues generated from continuing operations. The Company believes that such revenues will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures until at least the end of the fiscal year ending February 28, 1998. This belief is substantially based on two factors: (i) since the end of the unaudited quarter ended August 31, 1997, the Company has experienced growth in the number of its independent distributors; and (ii) the Company has streamlined its operations, resulting in increased economic efficiencies. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. If cash generated from continuing operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity securities. Such a sale of additional equity securities would result in additional dilution to the Company's existing shareholders. There can be no assurance that financing will be available to the Company in amounts or on terms that will be acceptable to the Company.

          Recently Issued Accounting Pronouncements

     The following are descriptions of recently issued accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"). The Company does not believe that the adoption of any of SFAS 128, SFAS 129, SFAS 130 and SFAS 131, all defined below, will have a material effect on the Company's consolidated financial statements.

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 eliminates the presentation of primary earnings per share ("EPS") and requires the presentation of basic EPS, which includes no common stock equivalents and this no dilution. The statement also eliminates the modified treasury stock method of computing potential common shares. This statement is effective for financial statements issued for periods ending after December 15, 1997.

     Capital Structure. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 consolidates in one statement disclosures about the right of outstanding securities and changes in the number of equity securities during that period, disclosures about liquidation preferences and preferred stock, and disclosures about redemption requirements of certain redeemable stock. Disclosures were previously included in Accounting Principles Board ("APB") Opinion 15, APB Opinion 10 and SFAS 47, respectively. The statement does not change the required disclosures about capital structure for entities currently subject to the requirements of APB Opinions 10 and 15 and SFAS 129 is effective for financial statements for interim and annual periods ending after December 15, 1997.

     Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

     Disclosure of Segments. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 applies only to publicly held business entities, and requires such entities to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision-maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources.

          Certain Factors Expected to Impact Operating Results

     Many factors outside the Company's control may significantly affect the Company's operating results in any future fiscal quarter. For example, the Company's operating results may be affected by changes in the use of the Internet, seasonal trends in Internet use and online shopping, the continuing interest and activity of the Company's independent direct distributors, the amount and timing of capital expenditures and other costs associated with development and expansion of the Company's Internet site and related products and services, the introduction and success of competitive Internet sites, price competition in the industry, technical difficulties associated with the Company's computer network, and general economic conditions and economic conditions specific to Internet commerce. Due to these and other factors, it is probable that the Company's operating results will fall below expectations of the Company, its shareholders or market analysts in some future fiscal quarter.

     Important risk factors and uncertainties that the Company expects will impact its operating results include the following:

     Limited Operating History. The Company's subsidiary, World Internet Marketplace, Inc. was established in November 1995, incorporated in July, 1996, and was acquired by the Company in August, 1996, and accordingly, has only a limited operating history upon which an evaluation of the Company and its prospects may be based. The Company's prospects for continued growth and success must be considered in light of the risks, expenses and obstacles typically encountered by companies in the early stage of development, particularly in rapidly evolving and expanding markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract and retain motivated and qualified employees, and continue to upgrade and develop its technological capabilities. There can be no assurance that the Company will be successful in addressing such risks.

     Reliance Upon Network of ISOs. The Company's products and services are marketed exclusively through an extensive network marketing system of ISOs. These ISOs are independent contractors who purchase products directly from the Company for their own use or for resale. ISOs typically work at distributing the Company's products on a part-time basis. The Company's continued growth and success substantially depends on its ability to retain and motivate its existing ISOs and to attract new ISOs through marketing programs and by offering superior products and services at reasonable prices.

     ISOs' agreements with the Company may be voluntarily terminated by an ISO, and there can be a substantial turnover among ISOs from year to year. Because the Company's revenues are substantially dependent on the work of its ISOs and their productivity, turnover among the ISOs, voluntary reductions in an ISO's committment to distributing the Company's products and services, decreases in the number of ISOs, decreases in overall purchase volume, and costs and other expenses associated with training ISOs may combine to reduce the revenues and profitability of the Company.

     ISOs' Actions. The Company requires all ISOs to sign an agreement with the Company that, among other things, obligates ISOs to comply with the Company's Polices and Procedures. These Policies and Procedures include restrictions on the claims that may be made by ISOs with respect to the nature of the products and services offered by the Company, as well as the compensation program and related income potential for ISOs. In certain instances, ISOs may from time to time prepare advertising materials or make representations to customers and prospective ISOs that do not accurately describe the Company, its products or services, or its marketing and compensation programs. Such statements by ISOs, including statements concerning potential income obtainable by ISOs, are not in accordance with the Company's Policies and Procedures and may violate certain applicable laws and regulations. Although no claims or charges against the Company have been brought by any regulatory or other enforcement authorities, potential legal actions against individual ISOs may lead to greater scrutiny of the Company itself by such authorities. The Company attempts to minimize this risk and ensure compliance with its Policies and Procedures by carefully monitoring the activities of its ISOs and any claims or statements made by them about the Company and its programs. However, there can be no assurance that the Company can successfully monitor the ISOs. In addition, ISOs may make statements about the Company and its operations, or other unauthorized remarks, of which the Company may not be aware and which it cannot control. Negative publicity from such activities and statements by ISOs may adversely affect the Company's ability to attract and retain new ISOs, and to successfully expand its business operations.

     Government Scrutiny of Direct Distribution and Network Marketing Industry. Direct distribution and network marketing programs are frequently subject to scrutiny by the Federal Trade Commission and other governmental authorities under laws and regulations that are designed to ensure that product sales within network marketing programs are made to actual consumers, and that compensation programs and advancement in the network organization are based on the sale of products rather than mere "investment" in a sponsoring company or recruitment of new distributors. The Company believes that it is in compliance with all such laws and regulations; however, there is the risk that the Company's network marketing system could be found not to be in compliance with the applicable laws and regulations of a particular jurisdiction. Failure by the Company to comply with all such laws and regulations could result in a material adverse impact on the Company or its ISOs in a particular market or in general.

     Government Regulation of the Internet. At present, the Company is not aware of any laws or regulations specifically restricting the commercial use of the Internet. However, related laws and regulations, including those pertaining to trademark, copyright, patent, licensing, obscenity, and security matters, can affect the use of the Internet for online commerce. Management believes that the Company is currently in compliance with all laws pertaining to the Internet, whether directly or tangentially. Nevertheless, there can be no assurance that there will not be legislation enacted and implemented in the future that could restrict use of the Internet as a commercial medium. If such new legislation were implemented, it could have a material adverse impact on the Company and its business operations.

     Uncertain Future of the Internet. Critical issues concerning the viable commercial use of the Internet remain unresolved and may impact the growth of Internet use. Such issues include security, reliability, cost, ease of use and access, and quality of service. Although the Company believes that its products and services may be economically and commercially marketed using the Internet, and furthermore that the number of users of the Internet will continue to grow, there can be no assurance that commerce and communication over the Internet will become widespread, or that the Company's products or services will become widely recognized or used.

     Marketing and distribution of the Company's products and services will depend in large part on a robust Internet industry and adequate infrastructure for providing Internet access and carrying growing Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure, such as a reliable network backbone or timely development of related products, such as high-speed modems or other quickening devices. Because global commerce and online networks are still relatively new and evolving, it is not possible to predict with any assurance whether the Internet will prove to be a viable commercial market. If it does not, the Company's business operations and financial condition could be materially adversely affected.

     Risk of Capacity Constraints; Reliance on Internal Information Systems Controls. The Company's business operations depend, in large part, on a high volume of traffic on its Internet site. Accordingly, the performance, reliability and availability of the Company's Internet site, computer network infrastructure and Internet commerce processing systems are critical to the Company's ability to attract and retain new customers. Any systems interruptions that result in the unavailability of the Company's Internet site or its computer system could reduce the volume of traffic to the Company's Internet site and consequently, the volume of goods sold by the Company. The Company has experienced periodic computer system interruptions in the past, and anticipates that such interruptions will occur from time to time in the future. Continued growth of the Company's network of independent direct distributors or other customers will require the Company to expand and upgrade its Internet technology, including its computer network and Internet commerce processing systems. There can be no assurance that the Company will accurately predict the need for such expansion or upgrade, or that it will be able to make such necessary expansion or upgrade in a timely manner.

     Risk of System Failure. The Company's ability to successfully receive and process orders for the Company's products and services depends, in large part, on efficient, uninterrupted operation of the its computer and communications equipment. Substantially all of the Company's computer and communications equipment is located at the Company's headquarters, in a leased facility in Provo, Utah. The Company's computer and communications equipment is vulnerable to flood, earthquake, power loss, telecommunications failure, and other similar events. The Company does not presently have redundant systems or a contingent disaster recovery plan and does not carry adequate business interruption insurance to cover potential losses that may occur from such an event. The Company's computer equipment is also vulnerable to computer viruses, break-ins, and similar events that could lead to interruptions, loss of data, or dysfunction. The occurrence of any such event could have a material adverse effect on the Company's business, financial condition and results of operation.

     Security Risks of Online Commerce. A challenge to the success of online commerce is the secure transmission of confidential information. The Company relies on encryption devices supplied by third parties to provide the security, authentication and secure transmission of confidential information. There can be no assurance that computer capabilities, new discoveries in encryption technology, or other circumstances will not result in a breach of the security devices that the Company employs to protect confidential data, including customer information such as credit card numbers. If such a breach were to occur, it could have a material adverse effect on the

Company's reputation, business operations and financial condition.
Moreover, such a breach could result in the misappropriation of proprietary or confidential information. These concerns may require the Company to spend resources to protect against the possibility of such breaches, and may inhibit the use of the Internet for commerce.

     Risks Associated With Growth. Since affecting a reverse acquisition of Wealth Utah in August 1996, the Company has experienced significant growth. The result of this growth has created significant management challenges, including growth in the number of Company employees and ISOs, expansion of office facilities, acquisition of capital equipment, computers and information systems, and expansion into new markets. To effectively manage these and other consequences of rapid growth, the Company may be required to hire additional management personnel, and to improve its operational, financial and information technology systems. If the Company is unable to effectively and efficiently manage growth or to hire and retain qualified personnel, the Company's business operations and its revenues may be adversely affected. Moreover, the costs and expenses associated with equipment acquisitions and expansion, as well as the hiring of new personnel, may adversely affect the Company's results of operations.

     Limited Market for Shares. There is currently only a limited market for the Company's common stock. There can be no assurance that a larger market for the Company's common stock will ever be developed or maintained. Factors such as the success or lack thereof of the Company's efforts to market its products and services through its ISOs, competition, governmental regulations, and fluctuations in operating results may all have an effect on the market for the Company's common stock, which market may be volatile.
The stock markets generally have experienced, and will likely experience in the future, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies, and which have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that develops.

     Dilution. Dilution usually results from the substantially lower price paid by insiders and other related parties for their securities in a company when compared with the price being paid by other investors. The Company has engaged in certain transactions in the past fiscal year that have had a dilutive effect: (i) Ronald A. Nilsson and Richard T. Smith each received 2,100,000 "unregistered" and "restricted" shares of the Company's common stock in connection with reorganization involving Wealth Utah, which, after a 4 for 1 forward stock split on October 25, 1996, and the return of 2,895,510 shares each for cancellation as a capital contribution, has resulted in total ownership of 5,504,490 shares each of the Company's common stock; (ii) on October 16, 1996, the Company entered into Consulting Agreements with 15 business consultants specializing in the direct distribution marketing industry, pursuant to which options were granted to each consultant to purchase, upon the satisfactory performance of certain services for the Company, 15,000 "unregistered" and "restricted" shares of the Company's common stock at an exercise price of $0.25 per share; (iii) the Board of Directors approved a written compensation plan, Consultant Compensation Plan No. 1, pursuant to which options to purchase an aggregate of 425,000 shares of the Company's common stock at an exercise price of $2.00 share were granted to certain consultants of the Company; following the 4 for 1 forward stock split on October 25, 1996, the aggregate number of shares subject to option was increased to 1,700,000 shares at an exercise price of $0.50 per share; a Form S-8 Registration Statement covering the shares underlying these options was filed with the Securities and Exchange Commission; and (iv) on October 15, 1996, the Board of Directors of the Company approved the 1996 Stock Option Plan, pursuant to which 4,000,000 shares of the Company's common stock were approved and reserved for issuance pursuant to such 1996 Stock Option Plan; as of February 28, 1997, options had been granted to certain employees and selected consultants of the Company for the purchase of 3,010,000 shares of the Company's common stock at an exercise price of $0.25 per share.

     The foregoing issuances of securities to Ronald A. Nilsson, Richard T. Smith, and Pacific Management Services, Ltd., and the exercise of the options granted pursuant to the Consulting Agreements, the Consultant Compensation Plan No. 1 and the 1996 Stock Option Plan, has and will susbtantially dilute the interest of other stockholders in the Company.

     Voting Control. By virtue of their collective ownership, as of August 26, 1997, of approximately 75% of the Company's outstanding voting securities, Ronald A. Nilsson and Richard T. Smith have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other shareholders. Collectively, these persons may be deemed to have absolute control over the management and affairs of the Company.

     Reliance on Key Personnel; New Management Team. The Company's performance is substantially dependent on the performance of its executive officers and key employees, most of whom have worked together for only several months. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate highly-qualified personnel, especially in management and technical positions. The Company does not have a "key person" life insurance policy on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future growth and success also depends on its ability to identify, hire train and retain other qualified management and technical personnel in the future. The inability to hire and retain necessary personnel could have a material adverse effect on the Company's business operations and financial condition.

     From February 28, 1996, to September 15, 1997, the Company expanded from approximately 10 employees to approximately 60 employees. The majority of the Company's senior management has joined the Company within the past four months, and some of the Company's officers have no prior senior management experience with public companies. The Company's new employees include several key managerial, technical and operations personnel who have not yet been integrated into the Company, and additional personnel may be required in the near future. There can be no assurance that the Company's current or potential personnel, systems or controls will be capable of adequately managing the Company's growth and potential market opportunities.

     Penny Stock. The Company's securities are deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Such a designation could have a material adverse effect on the development of the public market for shares of the Company's common stock or, if such a market develops, its continuation, since broker-dealers are required to personally determine whether an investment in such securities is suitable for customers prior to any solicitation of any offer to purchase these securities. Compliance with procedures relating to sale by broker-dealers of "penny stocks" may make it more difficult for purchasers of the Company's common stock to resell their shares to third parties or to otherwise dispose of such shares.

Item 7.     Financial Statements.

     Financial statements, with the reports of the Company's certifying auditors, follow immediately and are listed in Item 13 of Part III of this Form 10-KSB Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.

     As reported on the Company's Form 8-K Current Report, filed with the Securities and Exchange Commission on September 17, 1997, by action of the Company's Board of Directors effective May 19, 1997, the Company changed its certifying accountants during the past fiscal year from Andersen Andersen & Strong, L.C. to Grant Thornton LLP. Any and all reports and financial statements prepared by Andersen Andersen & Strong, L.C., for and concerning the Company did not contain an adverse opinion, or a disclaimer of opinion, nor were any such reports or financial statements qualified or modified as to uncertainty, audit scope, or accounting principles. During the engagement of Andersen Andersen & Strong, L.C., there were no disagreements on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of Andersen Andersen & Strong, L.C., would have caused it to make reference to the subject matter of the disagreements in connection with any audit of the Company. Further, the provisions of Item 304(a)(1)(iv)(B) of Regulation S-B do not apply.

     The Company did not consult Grant Thornton LLP prior to its appointment regarding the application of accounting principles to a specific completed transaction, the type of audit opinion, or other accounting advice that was considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Directors, Executive Officers, Promoters, and Control Persons

     The following table sets forth certain information regarding the directors and executive officers of the Company as of September 25, 1997:


     Name                             Age                Position
     ---------------------           -------             -------------------------------------------
     Ronald A. Nilsson                 30                President, Chief Executive Officer and Director
                                                         of WI and WI Marketplace

     Daniel G. Lloyd                   34                Vice President of Finance and Chief Financial
                                                         Officer of WI and WI Marketplace

     Jeffrey M. Vincent                29                General Counsel of WI and WI Marketplace, Vice
                                                         President of Development of WI

     Robert Schneck                    33                Vice President of Marketing of WI Marketplace

     Gordon Bradberry                  29                Chief Technology Officer of WI Marketplace

     Richard Smith                     30                Director of WI and WI Marketplace


     All directors of the Company hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Ronald A. Nilsson. Mr. Nilsson co-founded Wealth Utah in November, 1995, and has been the President and a Director of the Company since August, 1996. Prior to the organization of Wealth Utah, Mr. Nilsson served from 1992 to 1995 as Executive Import Director at Lu-Shing Enterprises, Taiwan's largest importer and wholesale distributor of water purification components, with responsibility for U.S. vendor relations and import coordination. In 1994, he founded Rantech Enterprises, Inc. ("Rantech"), a Utah-based import company that operates several small manufacturing facilities in Hsintien, Taiwan. Rantech also imports and distributes a variety of electronic products throughout the United States. He attended Brigham Young University from 1989 to 1992, focusing his studies in Mandarin Chinese and International Relations.

     Daniel G. Lloyd. Mr. Lloyd joined the Company as the Chief Financial Officer in August 1997. A Certified Public Accountant, Mr. Lloyd began his career in 1987 with KPMG Peat Marwick, in Washington, D.C., providing audit, tax, and management consulting services to the financial services industry. From 1993 until joining the Company, he also practiced law in the corporate and tax departments of law firms in Washington, D.C. and Salt Lake City, Utah. He received a B.A. from the University of Utah, a J.D. from the University of Virginia, and served a judicial clerkship with the United States Tax Court.

     Jeffrey M. Vincent. Mr. Vincent has served as General Counsel and Vice President of Development since August 1997. Prior to joining the Company, he was a practicing attorney with the law firms of Brown & Bain, P.A. (Phoenix, Arizona) and the Salt Lake City office of Holme Roberts & Owen, LLP (Denver, Colorado). Mr. Vincent's law practice focused on corporate and international law, including securities, intellectual property, and mergers and acquisition matters. In 1994, Mr. Vincent served a judicial clerkship with the United States District Court for the District of Utah. He received a B.A. degree from the University of Utah, and a J.D. degree from Columbia University.

     Robert Schneck. Mr. Schneck joined WI Marketplace as Vice President of Marketing in November 1995. Prior to joining the Company, Mr. Schneck established and managed a regional chain of real estate and mortgage brokerage offices. In 1987, he participated in the establishment of LPI, Inc., a food service corporation, where he was responsible for marketing, advertising and general management matters. Mr. Schneck attended Brigham Young University.

     Gordon Bradberry. Mr. Bradberry joined WI Marketplace as Chief Technology Officer in July 1996. From 1991 to early 1996, Mr. Bradberry served as Marketing Services Manager for Murdock Madaus Schwabe, a nutritional supplement distribution company, where his responsibilities were focused on management and coordination of the company's information systems. Immediately prior to joining the Company, Mr. Bradberry served as Vice President for Online Services of Crystal Canyon Interactive, with responsibility for the multi-media design and programming department. He received a B.A. in communications from Brigham Young University.

     Richard T. Smith. Mr. Smith co-founded Wealth Utah in November, 1995, and presently serves as a Director of the Company, which position he has held since August, 1996. He studied marketing and finance at Utah State College in 1987 and 1988. In 1989, Mr. Smith founded Graphic Systems, Inc., an innovative leader in thermalchromatic textile and paper manufacturing. From 1989 to 1994, he served as President of Graphic Systems, where he developed the color-change T-shirt, and had responsibilities covering financing, market analysis and strategic planning, distribution and home-based business development. From 1995 to the present, Mr. Smith has served as founder and President of ONYD, an entrepreneurial marketing and product development firm, which markets creative inventions through mass media and distribution channels. Since the inception of Wealth Utah, Mr. Smith has served the Company in a variety of positions, including Vice President, Chief Operations Officer and Chief Financial Officer. He is currently involved in developing and implementing the Company's corporate and strategic planning initiatives.

          Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are also required by regulation to furnish the Company with copies of all such reports filed pursuant to Section 16(a).

     Based solely upon a review by the Company of the forms, and any amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended February 28, 1997, and with respect to that fiscal year, as well as certain representations of the officers and directors specified by such rule, the Company believes that all reports required to be filed pursuant to Section 16(a) were filed on a timely basis during and with respect to the fiscal year ending February 28, 1997, except as follows: (i) Ronald A. Nilsson, Richard T. Smith, Robert Schneck and Gordon Bradberry each made a late filing of Form 5 Annual Statement of Beneficial Ownership of Securities, with respect to such fiscal year; (ii) the Form 5 Annual Statement of Beneficial Ownership of Securities filed by each of Ronald A. Nilsson and Richard T. Smith included reports of certain transactions that should have been reported on Form 4 Statement of Changes of Beneficial Ownership of Securities; and (iii) Form 3 Initial Statement of Beneficial Ownership of Securities were not filed by Robert Schneck or Gordon Bradberry.

Item 10.     Executive Compensation.

          Executive Compensation Summary Information

     Ronald A. Nilsson, Richard T. Smith and Robert Schneck have been employed by the Company or its predecessor, Wealth Utah, since late 1995. None of the other officers were employed with the Company prior to March, 1996. The compensation information set forth on the following table summarizes the compensation received by Ronald A. Nilsson, Richard T. Smith and Robert Schneck for the past fiscal year, as well as for several months immediately preceding February 28, 1996, derived from their operation of Wealth Utah. For the other listed officers of the Company, the following table summarizes only such compensation as has been received from the Company by each officer for the part of the past fiscal year that such officer was employed by the Company.

                                                            Other          Securities         All Other
  Name and Principal                                        Annual         Underlying          Compens
    Position          Year     Salary($)    Bonus ($)(1)   Compensation   Option/SARs (#)       -ation ($)
------------------  --------  ----------   -------------  ------------   ---------------    -------------
Ronald A. Nilsson   FY 1997     21,039        2,495          None             None                0
                    FY 1996(2)       0             0         None             None                0

Richard T. Smith    FY 1997     29,044         7,300         None             None                0
                    FY 1996(2)       0             0         None             None                0

Robert Schneck      FY 1997     29,598         2,218         None           600,000               0
                    FY 1996(2)       0             0         None             None                0

Gordon Bradberry    FY 1997     15,900         1,150         None           300,000               0

          (1) The Company provides bonus compensation to certain executive officers in accordance with an incentive bonus program. Under the bonus program, the Company's Board of Directors considers the relative contribution of each included executive officer to the overall profitability of the Company on a periodic basis, based on sales, revenues, and overall Company performance, and allocates bonus compensation accordingly.

          (2) The Company's officers or directors elected not to receive any compensation from the Company during the initial organizational period of Wealth Utah during late 1995 and early 1996, in order to ensure the availability of adequate operating capital. As a result, none of the Company's officers or directors received any compensation prior to the conclusion of the fiscal year ended February 28, 1996.

     With respect to long-term compensation, other than grants of options listed in the above table, the Company made no restricted stock awards or Long-Term Incentive Plan payouts during the fiscal year ended February 28, 1997.

     Stock Option and Stock Appreciation Rights Grants in the Fiscal Year Ending February 28, 1997

     No Stock Appreciation Rights ("SARs") were granted by the Company during the fiscal year ended February 28, 1997. On October 15, 1996, the Company granted the following stock options to certain officers of the Company, pursuant to the Company's 1996 Stock Option Plan (described below):


                                                                                                   Present Value of
                                                                                                   the Grant at the
                                        Individual Grants (1)                                      Date of Grant
--------------------------------------------------------------------------------------------       ----------------
                            Number of          Percent of
                            Securities         Total Options
                            Underlying           Granted to        Exercise
                             Options           Employees in         Price       Expiration            Grant Date
Name                        Granted (#)        Fiscal Year(%)     ($/Share)         Date           Present Value ($)
----------------------    ----------------    ---------------   -------------   --------------     -----------------
Ronald A. Nilsson              None                  N/A              N/A           N/A                N/A

Richard T. Smith               None                  N/A              N/A           N/A                N/A

Robert Schneck                600,000               21.28             0.25       Oct. 15, 2001        12,000

Gordon Bradberry              300,000               10.64             0.25       Oct. 15, 2001         6,000

     (1) Neither Daniel G. Lloyd nor Jeffrey M. Vincent was employed by the Company during the fiscal year ended February 28, 1997. Consequently, neither Daniel G. Lloyd nor Jeffrey M. Vincent received or was eligible to receive a grant of any option pursuant to the Company's 1996 Stock Option Plan.

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the "Plan") provides for the award of incentive stock options to key employees and the award of nonqualified stock options, as well as awards of stock and rights to purchase stock, to employees and certain non-employees who have important relationships with the Company. 4,000,000 shares of the Company's common stock are available for issuance pursuant to awards granted under the Plan.

     Stock Option Grants. The Plan Committee may grant Incentive Stock Options and Non-Qualified Stock Options under the Plan. With respect to each option grant, the Plan Committee will determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     Restricted Stock. The Plan Committee may issue shares of the Company's common stock under the Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock, the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued. No awards of restricted shares have been granted under the Plan.

     Changes in Capital Structure. The Plan provides that if the outstanding common stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transaction, appropriate adjustment will be made by the Plan Committee in the number and kind of shares available for grants under the Plan. In addition, the Plan Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable.

     During the fiscal year ended February 28, 1997, the Company granted options to employees under the Plan for the purchase of a total of 3,010,000 shares of the Company's common stock. As of February 28, 1997, there were options outstanding under the Plan for the purchase of an aggregate of 3,010,000 shares of stock, which were exercisable as to 1,102,000 shares in the first year after grant of the options.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     There were no exercises of any option or SAR by any of the Company's directors or executive officers during the past fiscal year. The following table sets forth the fiscal year-end values of options held by such directors and executive employees, calculated according to the difference between fair market value of the securities underlying such options on February 28, 1997 (approximately $3.25 per share) and the exercise price of $0.25 per share.

                                Number of Securities Underlying         Value of Unexercised In-the-Money
                                Unexercised Options at Fiscal Year        Options at Fiscal Year End ($)
         Name                   End (#) (Exercisable/Unexercisable)(1)     (Exercisable/Unexercisable)
----------------------------    --------------------------------------  ---------------------------------
Robert Schneck                              600,000                                $1,800,000

Gordon Bradberry                            300,000                                   900,000


     (1) Subsequent to the end of FY1997, on May 28, 1997, Gordon Bradberry exercised his option as to 150,000 shares of the Company's common stock.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of August 26, 1997, the number of shares of the Company's common stock, held by all persons known to the Company to be beneficial owners of more than five percent of the Company's common stock (the Company's only class of voting securities) and by executive officers and directors of the Company individually and as a group. Except as otherwise indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for such person in the table.

Name/Address of 5% Beneficial Owner,
      Director, Officer (1)                      Number of Shares               Percent of Class
-----------------------------------        ---------------------------       ----------------------
Ronald A. Nilsson(2), (3)                           5,038,890                        37.55%
Gordon Bradberry                                      150,000                         1.12%
Daniel G. Lloyd                                             0                         0.00%
Robert Schneck                                        300,000                         2.23%
Jeffrey M. Vincent                                          0                         0.00%
Richard T. Smith (3)                                5,039,890                        37.56%
Officers and Directors as a Group
      (6 persons)                                  10,528,780                        78.46%


    (1) As of August 26, 1997, Cede & Co. held of record 990,435 shares of the Company's common stock (approximately 7.38% of the total number of shares of common stock outstanding). It is the Company's understanding that Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

     (2) Ronald A. Nilsson disclaims beneficial ownership of 4,000 shares of the Company's common stock held by the Nilsson Family Trust.

     (3) Ronald A. Nilsson and Richard T. Smith have an oral agreement pursuant to which they consult with each other concerning the election to the Company's Board of Directors of mutually acceptable members.

Item 12.     Certain Relationships and Related Transactions.

     Some of the Company's purchase and distribution arrangements with manufacturers and suppliers, whose products are offered for sale on the WI Mall, are structured so as to provide for the ordering and warehousing (if necessary) of such products through Rantech Enterprises, Inc., a Utah corporation ("Rantech"). All of the outstanding shares of Rantech are owned by Ronald A. Nilsson, President and Director of the Company. Rantech has been engaged in the business of import/export and related warehouse storage and maintenance for more than five years. In all transactions wherein the Company pays Rantech for any services, such payment is set at fair market value or below. The Company's relationship with Rantech has been approved by resolution of the Board of Directors of the Company. The Company anticipates that its relationship with Rantech will decrease in significance as the Company continues to consolidate internally within the Company the acquisition, warehousing (if necessary), and distribution of all products offered for sale on the WI Mall.

     In February 1996, WI Marketplace received a loan in the amount of $50,000 from Courtney and Nancy Smith, parents of Richard Smith, a director of the Company, to cover expenses related to the establishment of WI Marketplace. The term of the loan was 18 months, and interest accrued during that time at a rate of 9%. In August 1997, the Company made the final installment payment of principal.

     The Company has received loans from Richard Smith, a director, and Ronald Nilsson, a director and chief executive officer, in a total amount of $11,617 for expenses related to the establishment of WI Marketplace. As of August 1997, such loans had been repaid in full.

Item 13.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)     Documents filed as part of this Form 10-KSB:              Page No.
                                                                 ----------
     (1)  Financial Statements (referenced in Part II, Item 7):

               Report of Grant Thornton LLP, independent certified public accountants on the February
               28, 1997 and February 29, 1996 financial statements;

               Consolidated financial statements:

               Consolidated Balance Sheets as of February 28,
               1997, and February 29, 1996;

               Consolidated Statements of Earnings for the fiscal years ended February 28, 1997 and February 29, 1996;

               Consolidated Statements of Stockholders'
               Equity for the fiscal years ended February 28, 1997 and February 29, 1996;

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997 and February 29, 1996;

               Notes to Consolidated Financial Statements.

     (2)     Regulation S-B Exhibits:

                (2)(i)     Agreement and Plan of
               Exchange, incorporated by reference from the Company's Form 8-K Current Report, filed with the Securities and Exchange Commission on October 24, 1996;

                (2)(ii)     First Amendment to the
               Agreement and Plan of Exchange, incorporated by reference from the Company's Form 8-K Current Report, filed with the Securities and Exchange Commission on October 24, 1996;

                (3)(i)     Articles of Incorporation of
               the Company, as amended, which are
               incorporated by reference from the Company's
               Information Statement, filed with the
               Securities and Exchange Commission on June 30, 1996, and the Company's Form 8-K Current Report, filed with the Securities and Exchange Commission on October 24, 1996;

                (3)(ii)     Bylaws of the Company, as
               amended, which are incorporated by reference from the Company's Information Statement filed with the Securities and Exchange Commission on June 30, 1996;

                (4)     Description of the Company's
               common stock incorporated by reference from the Company's Information Registration filed with the Securities and Exchange Commission on June 30, 1996;

                (10)(i)     Form of Consulting
               Agreements entered October 16, 1996, between the Company and 15 consultants.

                (10)(ii)     The Company's 1996 Stock Option Plan.

                (13)     The Company's Quarterly Reports
               on Form 10-QSB during the preceding fiscal year, which are hereby incorporated by this reference;

                (16)     Letter from Andersen Andersen &
               Strong, L.C. on change in accountants,
               incorporated by reference from the Company's
               Form 8-K Current Report filed with the
               Securities and Exchange Commission on
               September 17, 1997.

                (21)     List of the Company's
               subsidiaries, the states of incorporation of those subsidiaries and the names under which the subsidiaries do business;

                (23)     Consent of Grant Thornton LLP,
               the Company's certifying accountants.

                (27)     Financial Data Schedule.

(b)     Forms 8-K filed during the fiscal year ended February 28, 1997.

          (i) Form 8-K Current Report, filed with the Securities and Exchange Commission on October 24, 1996.

          (ii)     Form 8-K/A Current Report, filed with the
          Securities and Exchange Commission on November 26, 1996.



                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEALTH INTERNATIONAL, INC.



Date: October 1, 1997              /s/ Ronald A. Nilsson
     ---------------------        ---------------------------------
                                   Ronald A. Nilsson, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ronald A. Nilsson                 Date: October 1, 1997
-------------------------------            -------------------------
Ronald A. Nilsson, President and Director



/s/ Richard T. Smith                  Date: October 1, 1997
-------------------------------            -------------------------
Richard T. Smith, Director


/s/ Daniel G. Lloyd                   Date: October 1, 1997
-------------------------------            -------------------------
Daniel G. Lloyd,
Chief Financial Officer

                                   CONTENTS


                                                                   Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2

CONSOLIDATED FINANCIAL STATEMENTS
     BALANCE SHEETS                                                 F-3
     STATEMENTS OF OPERATIONS                                       F-4
     STATEMENT OF STOCKHOLDERS' DEFICIT                             F-5
     STATEMENTS OF CASH FLOWS                                       F-6
     NOTES TO FINANCIAL STATEMENTS                                  F-7

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Wealth International, Inc.

We have audited the accompanying consolidated balance sheets of Wealth International, Inc., and Subsidiary as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wealth International, Inc., and Subsidiary as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $492,207 during the year ended February 28, 1997, and as of that date, the Company's current liabilities exceeded its current assets by $541,167 and its total liabilities exceeded its total assets by $367,747. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Provo, Utah
September 19, 1997

               Wealth International, Inc., and Subsidiary

                       CONSOLIDATED BALANCE SHEETS

                February 28, 1997 and February 29, 1996


                                  ASSETS

                                                               1997           1996
                                                           -----------    ------------
CURRENT ASSETS
     Cash and cash equivalents                             $   78,959      $   59,170
     Inventories                                               11,988            -
     Prepaid expenses                                            -              6,825
                                                           -----------    ------------
               Total current assets                            90,947          65,995

PROPERTY AND EQUIPMENT, AT COST, NET
     (Notes C and K)                                          112,145          21,750

OTHER ASSETS (Note D)                                          61,275            -
                                                           -----------    ------------

                                                           $  264,367     $    87,745
                                                           ===========    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                      $   61,614     $    21,801
     Related party notes payable (Note E)                      61,617          50,000
     Accrued liabilities (Note F)                             155,576          21,220
     Deferred revenue                                         353,307         111,006
                                                           -----------    ------------
               Total current liabilities                      632,114         204,027

COMMITMENT AND CONTINGENCIES (Note I)                            -               -

STOCKHOLDERS' DEFICIT (Note H)
     Common stock, $0.001 par value
          Authorized -  500,000,000 shares
          Issued and outstanding -  11,934,956 shares
               in 1997 and 182,000 in 1996                     11,935             182
     Capital in excess of par value                           468,954         239,965
     Accumulated deficit                                     (848,636)       (356,429)
                                                           -----------    ------------

               Total stockholders' deficit                   (367,747)       (116,282)
                                                           -----------    ------------

                                                           $  264,367     $    87,745
                                                           ===========    ============

       The accompanying notes are an integral part of these statements.

                Wealth International, Inc., and Subsidiary

                  CONSOLIDATED STATEMENTS OF OPERATIONS

            Years ended February 28, 1997 and February 29, 1996


                                                                   1997            1996
                                                              -------------    -------------

Net sales (Note J)                                            $  1,946,942     $     89,230

Cost of products sold (Note K)                                     856,953          126,067
                                                              -------------    -------------

          Gross profit (loss)                                    1,089,989          (36,837)


Operating expenses
     Commissions                                                   796,763           23,806
     Selling, general and administrative                           785,433           55,639
                                                              -------------    -------------

                                                                 1,582,196           79,445
                                                              -------------    -------------

          Loss before income tax benefit                          (492,207)        (116,282)


Income tax benefit (Note G)                                           -                -
                                                              -------------    -------------

          NET LOSS                                            $   (492,207)    $   (116,282)
                                                              =============    =============


     Net loss per common share (Note A12)                     $       (.04)    $       (.01)

     Weighted average common shares outstanding                 11,580,956       11,510,956



      The accompanying notes are an integral part of these statements.

                  Wealth International, Inc., and Subsidiary
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             Years ended February 28, 1997 and February 29, 1996

                                                          Common
                                                           Stock              Capital in
                                                 --------------------------    excess of   Accumulated
                                                    Shares        Amount      par value       deficit       Total
                                                 ------------  ------------  ------------  ------------  ------------
Balance at February 28, 1995                         182,000   $       182   $   239,965   $  (240,147)  $      -

     Net loss                                           -             -             -         (116,282)     (116,282)
                                                 ------------  ------------  ------------  ------------  ------------

Balance at February 29, 1996                         182,000           182       239,965      (356,429)     (116,282)

     Issuance of common stock from minimum
     share resolution from stock split                19,976            20           (20)         -             -

     Net issuance of common stock from
     reverse acquisition (Note A2)                11,008,980        11,009       (11,009)         -             -

     Issuance of common stock in connection
     with reverse acquisition at fair value of
     $0.02 per share                                 300,000           300         5,700          -            6,000

     Issuance of common stock from the
     exercise of options                             424,000           424       234,318          -          234,742

     Net loss                                           -             -             -         (492,207)     (492,207)
                                                 ------------  ------------  ------------  ------------  ------------

Balance at February 28, 1997                      11,934,956   $    11,935   $   468,954   $  (848,636)  $  (367,747)
                                                 ============  ============  ============  ============  ============

      The accompanying notes are an integral part of these statements.

                 Wealth International, Inc., and Subsidiary

                        STATEMENTS OF CASH FLOWS

           Years ended February 28, 1997 and February 29, 1996

                                                                         1997            1996
                                                                     ------------    ------------
Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
          Net loss                                                   $  (492,207)    $  (116,282)
          Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities
                    Depreciation and amortization                         26,409           1,309
                    Changes in assets and liabilities
                         Inventories                                     (11,988)           -
                         Prepaid expenses                                  6,825          (6,825)
                         Other assets                                    (68,443)           -
                         Accounts payable                                 39,813          21,801
                         Accrued liabilities                             134,356          21,220
                         Deferred revenue                                242,301         111,006
                                                                     ------------    ------------
                              Total adjustments                          369,273         148,511
                                                                     ------------    ------------

                              Net cash provided by (used in)
                                   operating activities                 (122,934)         32,229

     Cash flows from investing activities -
          Purchase of property and equipment                            (109,636)        (23,059)

     Cash flows from financing activities
          Proceeds from issuance of common stock                         240,742            -
          Proceeds from note payable                                      11,617          50,000
                                                                     ------------    ------------

                              Net cash provided by
                                   financing activities                  252,359          50,000
                                                                     ------------    ------------

Net increase in cash and cash equivalents                                 19,789          59,170

Cash and cash equivalents at beginning of year                            59,170            -
                                                                     ------------    ------------

Cash and cash equivalents at end of year                             $    78,959     $    59,170
                                                                     ============    ============

Supplemental disclosure of cash flows information

     Cash paid during the year for interest                          $     4,849     $      -



       The accompanying notes are an integral part of these statements.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

     1.  Nature of operations

     Wealth International, Inc., a Nevada corporation, through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation (collectively, the Company), is engaged in the marketing and distribution of products and services relating to commerce on the Internet. The Company sells its products or services to a sales force of independent distributors who use the products or services themselves or resell them to consumers.

     The Company's revenues are substantially derived from two categories of products or services. First, the Company provides personal and commercial web site development and maintenance and Internet training. Second, the Company operates a "virtual mall" on an Internet web site. The "virtual mall" functions as an online department store. Most orders are shipped directly from the manufacturer or wholesaler to the customer.

     2.  Organization

     On August 27, 1996, the stockholders of Impressive Ventures LTD (the public shell), a non-operating, developmental stage company, approved an agreement wherein the stockholders of Wealth International, Inc. obtained control of the public shell. This transaction has been treated as an acquisition of the public shell by Wealth International, Inc. its subsidiary, and as a recapitalization of the subsidiary. The agreement required the stockholders of Wealth International Inc. to exchange all of their common shares for 11,008,980 common shares of the public shell, after the effects of a reverse stock split of 250 for 1 and later a stock split of 1 to 4. The public shell had substantially no operations or assets in 1996 or 1997. Wealth International, Inc. was established in November of 1995 and operated as a partnership until its incorporation in July 1996. The 1996 financial statements have been restated to include the operations and financial position of Wealth International, Inc.

     After the transaction was complete, the public shell's name was changed to Wealth International, Inc. and the operating subsidiary's name was changed to World Internet Marketplace, Inc. (WI). The consolidated financial statements include the accounts of Wealth International, Inc. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     3.  Cash and cash equivalents

     For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     4.  Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Most product sales are shipped directly to the customer from the manufacturer and are not carried by the Company as inventories.

     5.  Depreciation and amortization

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lesser of their economic lives or the life of the respective lease. For financial reporting purposes, the straight-line method of depreciation is followed.

     6.  Software development costs

     Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for release. Research and development costs related to software development are expensed as incurred. Research and development expenses approximated $24,000 in 1997 and were not significant in 1996.

     7.  Deferred revenue

     Independent sales representatives maintain their affiliation with the Company through purchasing a specified amount of either goods or points on a monthly basis. Points can be redeemed at one US dollar per point at a later date. Revenues received for point purchases are deferred and recorded in income during the period in which the related points are redeemed for product.

     8.  Revenue recognition

     The Company generally receives the sales price of its products in cash at the time orders are made by an independent sales
     representative.   Sales are generally recorded at the time the Web
     page is activated or the product is shipped.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     9.  Income taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

     10.  Common stock split and reverse split

     During 1997, the Company effected a reverse stock split of 250 for 1 and, subsequently, a stock split of 1 for 4. The accompanying consolidated financial statements have been restated to reflect this stock split for all periods presented.

     11.  Product return

     The Company's refund program generally provides that an independent sales representative may cancel a web page or return defective merchandise for the amount of the purchase price. The Company has established a provision for sales returns which is included in accrued liabilities at February 28, 1997.

     12.  Loss per common share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options were excluded from the weighted average number of shares of common stock as they would decrease pro forma loss per share. Pro forma net loss per common share is not disclosed separately because the amounts do not differ from historical net loss per common share.

     13.  Use of estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     14.  Pro forma financial information

     WI operated for federal and state income tax purposes as a partnership during all of 1996 and a portion of 1997. Therefore, WI's operating results, from its inception in November of 1995 until the date of termination of its partnership status on July 10, 1996, have been or will be taxed, with certain exceptions, for federal and certain state income tax purposes directly to the WI partners rather than to the Company. The pro forma financial information is presented to show the significant effects on the historical financial information had WI not been treated as a partnership for income tax purposes for the periods mentioned above. No proforma income tax benefit has been disclosed due to the fact that the likelihood of realization of the tax benefit cannot be established.

     15.  Recently issued accounting pronouncements not yet adopted

     Earnings per share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
     128), "Earnings Per Share." SFAS 128 eliminates the presentation of primary earnings per share (EPS) and requires the presentation of basic EPS, which includes no common stock equivalents and thus no dilution. The statement also eliminates the modified treasury stock method of computing potential common shares. This statement is effective for financial statements issued for periods ending after December 15, 1997.

     Capital Structure

     Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure." SFAS 129 consolidates in one statement disclosures about the rights of outstanding securities and changes in the number of equity securities during the period, disclosures about liquidation preferences and preferred stock, and disclosures about redemption requirements of certain redeemable stock. Disclosures were previously included in Accounting Principles Board (APB) Opinion 15, APB Opinion 10 and SFAS 47. The statement does not change the required disclosures about capital structure for entities currently subject to the requirements of APB Opinions 10 and 15 and SFAS 47. SFAS 129 is effective for financial statements for interim and annual periods ending after December 15, 1997.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     15. Recently issued accounting pronouncements not yet adopted - continued

     Comprehensive income

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

     Disclosure of segments

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources.

     The Company does not believe that the adoption of SFAS 128, SFAS 129, SFAS 130 and SFAS 131 will have a material effect on the Company's consolidated financial statements.

NOTE B - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in the last two years, and such losses have continued through the unaudited quarter ended August 31, 1997 and, in addition, the Company has used, rather than provided, cash in its operations.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE B - REALIZATION OF ASSETS - CONTINUED

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management believes that revenues generated from operations will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through the end of the fiscal year 1998. This belief is substantially based on two factors: (i) since the end of the unaudited quarter ended August 31, 1997, the Company has experienced growth in the number of its independent distributors; and
     (ii) the Company has streamlined its operations, resulting in increased economic efficiences.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, and estimated useful lives are as follows:

                                       Years         1997            1996
                                       ------     -----------    -----------
          Furniture and equipment         7       $  56,116        $15,753
          Leasehold improvements          5          50,000           -
          Computer software               5          26,579          7,306
                                                  -----------    -----------
                                                    132,695         23,059

          Accumulated depreciation and
                amortization                        (20,550)        (1,309)
                                                  -----------    -----------
                                                  $ 112,145      $  21,750
                                                  ===========    ===========

NOTE D - OTHER ASSETS

     Other assets consist of the following at February 28, 1997 (none at February 29, 1996):

          Software developed for internal use
          (net of accumulated amortization of $7,168)           $38,905
          Security deposits                                      19,917
          Other                                                   2,453
                                                                --------
                                                                $61,275
                                                                ========

     The software developed for internal use is being amortized over its estimated useful life of two years.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE E - RELATED PARTY NOTES PAYABLE

     The Company has entered into various notes with certain stockholders and family members of certain stockholders with interest rates approximating 10%. The notes are due in full during fiscal 1998 and are not collateralized.

NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                  1997            1996
                                               ----------      -----------
          Sales taxes                          $  45,087       $   15,379
          Wages and vacation                      35,489            5,841
          Allowance for product returns           75,000             -
                                               ----------      -----------
                                               $ 155,576       $   21,220
                                               ==========      ===========

NOTE G - INCOME TAXES

     The Company operated, for tax purposes, as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of Company flowed through the partnership. Accordingly, the Company was not subject to federal income taxes on Company operating results for the period in which the partnership was in existence, and no provision or current liability or asset for federal or state income taxes for those periods has been reflected.

     Components of the income tax benefit included in the Consolidated Statements of Operations is as follows:

                                                          Year ended
                                                       February 28, 1997
                                                       -----------------
               Current                                  $      -
               Deferred                                    (159,437)
                    Less valuation allowance                159,437
                                                        -------------
                                                        $      -
                                                        =============

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE G - INCOME TAXES - CONTINUED

     The pro forma provision for income tax benefit, calculated as if the entity had been subjected to income taxation for all periods, is as follows:

                                                        Year ended
                                                     February 28 (29)
                                               ----------------------------
                                                  1997             1996
                                               ------------   -------------
            Current                            $      -       $       -
            Deferred                              (183,034)        (43,500)
                Less valuation allowance           183,034          43,500
                                               ------------   -------------
                                               $      -       $       -
                                               ============   =============

     The tax effects of temporary differences which gave rise to deferred tax assets and liabilities at February 28, 1997 are as follows:

          Long-term deferred tax assets (liabilities)
               Net operating loss carryforward                $ 145,600
               Allowance for product returns                     28,349
                                                              ----------
                                                                173,949
            Software developed for internal use                 (14,512)
                                                              ----------
                                                                159,437
               Less valuation allowance                        (159,437)
                                                              ----------
                                                              $    -
                                                              ==========

     Reconciliation of income tax benefit computed at the federal statutory rate of 34% and the recorded income tax benefit for 1997 is as follows:

          Tax expense benefit at statutory rate                 $(167,350)
          Partnership loss not included in tax provision           23,597
          State taxes, net of federal benefit                     (16,243)
          All other                                                   559
          Operations loss with no current tax benefit             159,437
                                                                ----------
                                                                $    -
                                                                ==========

     There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or the net operating loss carryforward due to the fact that the likelihood of realization of the related tax benefits cannot be established.

     At February 28, 1997, the Company has a net operating loss carryforward for tax reporting purposes of approximately $390,000, which expires during 2012.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE H - STOCK OPTIONS AND STOCK AWARDS

     Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4 for 1 stock split increased the number of shares available for stock options and awards to 16,000,000. These shares may be issued as incentive stock options, non-qualified stock
     options or awards.   As of February 28, 1997, the Company had granted
     stock options to various officers, directors, employees and consultants of the Company covering the aggregate amount of 4,935,000 shares of common stock. Of these options, 2,465,000 are non-qualified stock options and 2,470,000 are incentive stock options.

     Incentive stock options:

     Under the plan, incentive stock options may be granted to employees and officers. Of the incentive stock options granted during 1997, 520,000 vest at 20% annually through October 2001, 1,650,000 vested 40% in 1997 and 15% each subsequent year through October 2001, and 300,000 vested 50% in 1997 and 12.5% each subsequent year. The exercise price for incentive stock options may not be less than the fair market value per share of common stock on the grant date. In the case of incentive stock options granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than one hundred ten percent (110%) of the fair market value per share of common stock on the grant date. An employee may not be granted incentive stock options that would entitle the employee to purchase more than $100,000 in fair market value of common stock in the year in which the options are exercisable for the first time.

     Non-qualified options

     Employees, officers, directors and consultants may be granted non-qualified options. Directors, officers, employees and consultants are also eligible for awards of stock and opportunities to make direct purchases of stock in the company. Of the non-qualified options granted during 1997, 1,720,000 vested immediately, 320,000 vested 40% in 1997 and 15% will vest each subsequent year through October 2001 and 200,000 will vest at 20% annually through October 2001. The remaining 225,000 non-qualified options are performance based. These options vest 20% each time the grantee sells a designated number of storefronts for the Company. As of February 28, 1997, no performance based options had vested. The exercise price for non-qualified stock options may not be less than the lessor of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the grant date, or (ii) fifty percent (50%) of the fair market value per share of common stock on the grant date.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE H - STOCK OPTIONS AND STOCK AWARDS - CONTINUED

     Fair market value of options granted

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which no significant compensation cost has been recognized. Had the compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                 1997
                                                            -------------
          Pro forma net loss          As reported             (492,207)
                                      Pro forma               (495,901)
          Pro forma loss per share    As reported                 (.04)
                                      Pro forma                   (.04)

     The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted average assumptions for 1996: expected volatility of 88% risk-free interest rate of 6.10% and expected life of 5 years. The weighted average fair value of options granted was 0.005 in 1997.

     Option pricing models require the input of highly sensitive assumptions including the expected stock price volatility. Also, the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.
     Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE H - STOCK OPTIONS AND STOCK AWARDS - CONTINUED

     Information with respect to the Company's stock option plan at February 28, 1997:

                                                                                Weighted Avg.
                                         Stock Options     Exercise Price      Exercise Price
                                         -------------     --------------     ----------------
     Outstanding at March 1,
          1996                                   -                  -                    -
        Granted                             4,935,000         0.25-0.50                  0.34
        Exercised                            (424,000)        0.25-0.50                  0.40
     Outstanding at February 28,
         1997                               4,511,000         0.25-0.50                  0.33
     Exercisable at February 28,
         1997                               2,378,000         0.25-0.50                  0.38

     Additional information about stock options outstanding and exercisable at February 28, 1997:

     Options Outstanding:


                         Exercise       Number        Weighted - Avg         Remaining
       Option Type        Prices      Outstanding     Exercise Price     Contractual Life
     ---------------   ------------  -------------    ---------------    -----------------
         Non-           0.25-0.50       2,041,000           0.41               4 years
      qualified
      Incentive           0.25          2,170,000           0.25               4 years

     Options Exercisable:

                         Exercise       Number        Weighted - Avg
       Option Type        Prices      Excersiable     Exercise Price
     ---------------   ------------  -------------    ---------------
       Non-qualified    0.25-0.50      1,464,000             0.47
        Incentive          0.25          914,000             0.25

     Stock awards

     During 1997, the Company issued 300,000 shares of common stock to a consultant who assisted with the reverse merger. Also during 1997, certain key stockholders gave 300,000 shares of common to a consultant for services rendered. The fair market value of the stock on the dates of both transactions was $0.02 per share or $12,000.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996

NOTE I - COMMITMENT AND CONTINGENCIES

     1.   Litigation

     An entity has filed a lawsuit against the Company claiming $5,500 for certain telephone services under a contract. The Company has filed an answer and counter claim and intends to continue to vigorously defend the lawsuit. In the opinion of management, based on the advice of legal Counsel, this lawsuit does not represent a material obligation to the Company as of February 28, 1997.

     The Company is also engaged in other various lawsuits both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advice of legal counsel, these lawsuits do not represent a material obligation to the Company as of February 28, 1997.

     2.  Leases

     The following is a schedule of future minimum annual rental payments for real property required under an operating lease having a remaining noncancelable lease term in excess of one year:

             Year ending
             December 31,
             -------------
                1997                $  99,982
                1998                  102,479
                1999                  105,051
                2000                  107,701
                2001                  110,429
              Thereafter                 -
                                    -----------
                                     $525,642
                                    ===========

     Rent expense totaled approximately $18,211 for the year ended February 27, 1997 ($3,900 in 1996).

NOTE J - CONCENTRATION

     Of the Company's total net sales for 1997, 49% were generated from a single independent distributor.

NOTE K - RELATED PARTY TRANSACTION

     The Company uses an entity owned by a certain stockholder of the Company to order substantially all the goods sold by the Company over the Internet. In addition, the Company purchased $19,450 of equipment from this entity during 1997.

                 Wealth International, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 and February 29, 1996


NOTE L - COMMERCIAL USE OF THE INTERNET

     Critical issues concerning the viable commercial use of the Internet remain unresolved and may impact the growth of Internet use. Such issues include security, reliability, cost, ease of use and access, and quality of service. The Company believes that its products and services may be economically and commercially marketed using the Internet, and furthermore that the number of users of the Internet will continue to grow. Marketing and distribution of the Company's products and services will depend in large part on a robust Internet industry and adequate infrastructure for providing Internet access and carrying growing Internet traffic.

NOTE M - SUBSEQUENT EVENT

     In August 1997, the Company acquired, pursuant to a license agreement and purchase agreement, certain software assets. Such software assets involve Internet commence solution applications, including foundational software for the Company's Internet mail, and a web page design system. The total price paid by the Company, including license fees, was $85,000.