Form 10QSB
period 1997-05-31
WEALTH INTERNATIONAL INC
filed 1997-10-01
CIK 793981

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     May 31, 1997
                                                --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to __________

               Commission File Number             033-05844-NY
                                            ------------------------

                    WEALTH INTERNATIONAL, INC.
                ----------------------------------
          (Name of small business issuer in its charter)

                  Nevada                             87-443026
      ----------------------------     ------------------------------------
      (State of incorporation)          (I.R.S. Employer Identification No.)

       5152 North Edgewood Drive, Suite 250, Provo, Utah       84604
      ----------------------------------------------------   --------------
          (Address of principal executive offices)            (Zip Code)

             Issuer's telephone number (801) 426-1500
                                             -----------------

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

Transitional Small Business Disclosure Format (Check One):  Yes [  ] No [X ]















                    WEALTH INTERNATIONAL, INC.
                   ----------------------------

FORM 10-QSB   FIRST QUARTER OF FISCAL YEAR ENDING FEBRUARY 28, 1998

                        TABLE OF CONTENTS

                                                             Page
                                                             ----
PART I.      FINANCIAL INFORMATION                            1
     ITEM 1.     FINANCIAL STATEMENTS:                        1
           CONSOLIDATED BALANCE SHEETS                        2
           CONSOLIDATED STATEMENTS OF OPERATIONS              3
           CONSOLIDATED STATEMENTS OF CASH FLOWS              4
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         5
     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8
PART II.     OTHER INFORMATION                               10
     ITEM 1.     LEGAL PROCEEDINGS                           10
     ITEM 2.     CHANGES IN SECURITIES                       10
     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES             10
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITIES HOLDERS                   10
     ITEM 5.     OTHER INFORMATION                           10
     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K            10

SIGNATURES                                                   11

































                  PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

     The interim financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended February 28, 1997.

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial condition as of May 31, 1997 and February 28, 1997, and the results of operations for the three month periods ended May 31, 1997 and 1996. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three months period ended May 31, 1997 may not be indicative of the results that may be expected for the fiscal year ending February 28, 1998.






































                    WEALTH INTERNATIONAL, INC.
             Consolidated Balance Sheets (Unaudited)
                May 31, 1997 and February 28,1997

                              ASSETS

                                            May 31, 1997     February 28, 1997
                                           ---------------   -----------------

CURRENT ASSETS:
     Cash and cash equivalents             $       15,836    $      78,959
     Inventories                                    7,860           11,988
     Prepaid expenses
                                           ---------------   -----------------
               Total current assets                23,696           90,947

PROPERTY AND EQUIPMENT, AT COST, NET              259,648          112,145

OTHER ASSETS                                       95,296           61,275
                                           ---------------   ----------------

                                           $      378,640    $     264,367
                                           ===============   ================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                      $      106,112    $      61,614
     Related party notes payable                   41,617           61,617
     Accrued liabilities                          195,627          155,576
     Deferred revenue                             223,849          353,307
                                           ----------------  ----------------
               Total current liabilities          567,205          632,114

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value
          Authorized 500,000,000 shares
          Issued and outstanding 13,397,178 on
          May 31, 1997; 11,934,956 on February
          28, 1997                                 13,397           11,935
     Capital in excess of par value             1,006,093          468,954
     Accumulated deficit                       (1,208,055)        (848,636)
                                          -----------------   ----------------
               Total stockholders' deficit       (188,565)        (367,747)
                                          -----------------   ----------------
                                          $       378,640     $    264,367
                                          =================   ===============






The accompanying notes form an integral part of these consolidated financial statements.



                    WEALTH INTERNATIONAL, INC.
        Consolidated Statements of Operations (Unaudited)
     For the three months ended May 31, 1997 and May 31, 1996


                                             May 31, 1997      May 31, 1996
                                          ----------------  ----------------

Net sales                                 $       978,762   $       486,736

Cost of products sold                             302,108           214,238
                                          ----------------  ----------------
          Gross profit                            676,654           272,498

Operating expenses
     Commissions                                  406,225           199,191
     Selling, general and administrative          629,849           196,358
                                         ----------------  ----------------
          Total operating expenses              1,036,074           395,549
                                          ----------------  ----------------
          Loss before income tax benefit         (359,419)         (123,052)

Income tax benefit
                                         -----------------  ----------------
Net loss                                 $       (359,419)  $      (123,052)
                                         =================  ================

Weighted average common shares outstanding      12,666,164       11,510,956

Net loss per common share                $          (0.03)  $         (0.01)












The accompanying notes are an integral part of these consolidated financial statements.
















                    WEALTH INTERNATIONAL, INC.
        Consolidated Statements of Cash Flows (Unaudited)
     For the three months ended May 31, 1997 and May 31, 1996

                                                May 31, 1997     May 31, 1996
                                             ----------------  ---------------
Increase(decrease)in cash and cash equivalents
  Cash flows from operating activities
     Net loss                                $      (359,419)  $    (123,052)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating
        activities
             Depreciation and amortization            21,092           6,602
             Changes in assets and liabilities
                         Inventories                   4,128          (2,997)
                         Prepaid expenses                              1,706
                         Other assets                (31,568)        (17,111)
                         Accounts payable             44,498           9,953
                         Accrued liabilities          40,051          33,589
                         Deferred revenue           (129,458)         60,575
                                            -----------------  --------------
                         Total adjustments           (51,257)        (92,317)
                                             -----------------  --------------
                         Net cash used in
                          operating activities      (410,676)        (30,735)

Cash flows from investing activities -
     Purchase of property and equipment             (190,033)       (27,409)

Cash flows from financing activities -
     Proceeds from issuance of common stock          537,586          60,186
                                             -----------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                        (63,123)          2,042

Cash and cash equivalents at beginning of
  quarter                                             78,959          59,170
                                             -----------------  --------------
Cash and cash equivalents at end of quarter  $        15,836    $     61,212
                                             =================  ==============






The accompanying notes form an integral part of these consolidated financial statements.











                    WEALTH INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         May 31, 1997, February 28, 1997 and May 31, 1996


          A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

1.     Nature of Operations.

      Wealth International, Inc., a Nevada corporation, through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation (collectively, the "Company"), is engaged in marketing and distributing products and services relating to Internet commerce. The Company sells its products and services to a network of independent distributors, who use the products and services themselves, or sell the products and services to other customers.

     The Company's revenues are substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related Internet training; and (ii) merchandise sales from the Company's Internet-based virtual "mall" or "department store" (orders for merchandise on the Company's virtual "mall" are generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer).

2.      Organization.

     On August 27, 1996, the stockholders of Impressive Ventures, Inc. (the former name of the Company), a non-operating, developmental stage company, approved an agreement whereby the stockholders of Wealth International, Inc., a Utah corporation ("Wealth Utah"), obtained a controlling interest in the Company. This transaction was treated as an acquisition of the Company by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 11,008,980 common shares of the Company, after the effects of a 250 for 1 reverse stock split and a 4 for 1 forward stock split.

      The Company had essentially no assets or operations prior to the above-referenced acquisition. Wealth Utah was established in November 1995 as a partnership. It was incorporated in July 1996.

     After the transaction was completed, the Company changed its name to Wealth International, Inc., a Nevada corporation, and the operating subsidiary (Wealth Utah) subsequently changed its name to World Internet Marketplace, Inc. The unaudited consolidated financial statements include the accounts of Wealth International, Inc. and its wholly-owned subsidiary. All material inter-company accounts and transactions have been eliminated.


3.      Pro Forma Financial Information.

     The Company's subsidiary, World Internet Marketplace, Inc., operated for federal and state income tax purposes as a partnership from inception in November 1995 to its incorporation in July 10, 1996. During such time, the subsidiary's operating results were or will be taxed, with certain exceptions, for federal and certain state income tax purposes directly to the partners of such partnership, rather than to the Company. The pro forma financial information contained in the unaudited financial statements herein is presented to show the effects on the historical financial information had the Company's subsidiary had not been treated as a partnership for income tax purposes for the periods mentioned above. Because the Company has elected not to record a deferred tax benefit during the quarter ended May 31, 1997, the pro forma financial information is the same as the historical loss before income tax benefit.

4.      Income Taxes.

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

5.      Use of Estimates.

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6.      New Accounting Standards.

     The Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, during the fourth quarter of its fiscal year ending February 28, 1998. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amounts.

7.     Related Party Transactions.

     During the quarterly period ending May 31, 1996, the Company received loans from Richard Smith and Ron Nilsson, both directors of the Company, and from their relatives. Amounts received by the Company from such persons bear interest at standard rates.


8.          Subsequent Events.

     In August 1997, the Company acquired, pursuant to a license agreement and purchase agreement, certain software assets. Such software assets involve Internet commerce solution applications, including foundational software for the Company's Internet mall, and a web page design system. The total price paid by the Company, including license fees, was $85,000.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations for First Quarter of Fiscal Year Ending
            --------------------------------------------------------------
            February 28, 1998 (FY1998) Compared to First Quarter of Fiscal
            --------------------------------------------------------------
            Year Ended February 28, 1997 (FY1997)
            ------------------------------------

     Net sales increased 101% to $ 978,762 from $ 486,736 for the three months ended May 31, 1997 compared with the same period in FY1997. This increase in net sales is primarily attributable to the growth in the Company's independent distributor base.

     The Company's cost of sales as a percentage of net sales has decreased for the three month period ended May 31, 1997 to 31% of net sales as compared to 44% net sales for the three months ended May 31, 1996. The improvement was due primarily to increased efficiency of operations resulting mainly from economies of scale in production of the Company's products and services arising from increased sales volume.

     Distributor commissions of $ 406,225 (42% of net sales) paid during the three months ended May 31, 1997 represented an increase of $ 207,034 from $199,191 (41% of net sales) paid in the same period of FY1997. The increase in distributor incentives was primarily due to an increased number of distributors and a corresponding increase in the total volume of products and services sold by the Company. The Company's distributors are paid commissions based on the volume of sales generated by their independent distribution network and through their Internet web sites. Commissions are paid on weekly basis.

     Selling, general and administrative expenses (excluding distributor commissions) during the three months ended May 31, 1997 totaled $ 629,849 or 64% of net sales, compared to $ 196,358 or 40% of net sales for the same period of FY1997. The increase of 221% in selling, general and administrative expenses primarily resulted from an increased need for customer support services and office facilities to meet the demands of increased sales volume and the increase in the number of the Company's distributors. The Company expects that selling, general and administrative expenses will continue to grow in keeping with an increase in sales of the Company's products and services.

          Net loss for the three month period ended May 31, 1997 was $359,419, compared with a net loss of $ 123,052 for the three month period ended May 31, 1996, or a 192% higher net loss. The increase in net loss is primarily attributable to costs incurred by the Company in continuing to develop and build the Company's computer network and Internet infrastructure, and development costs related to maintenance of and improvements to the Company's Internet site on the World Wide Web. In addition, during the first quarter of FY1998, the Company relocated its headquarters to larger space to accommodate the growth in the Company's necessary personnel. Net loss per share during the first quarter of the Company's FY1998 was $(0.03).

          Liquidity and Capital Resources
          --------------------------------

     At May 31, 1997, current assets of the Company totaled approximately $23,696 and current liabilities were approximately $ 567,205. The Company's current ratio at May 31, 1997 was .04 to 1, compared to .14 to 1 at the end of FY1997. The decrease in current ratio was primarily a result of capital expenditures for additional computer equipment and related technology.

     As of May 31, 1997, the Company's primary source of liquidity was revenues generated by operations. The Company believes that such revenues will be sufficient to satisfy the Company's cash needs for working capital and capital expenditures until May 31, 1998. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash generated from continuing operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity securities. Such a sale of additional equity securities would result in additional dilution to the Company's existing shareholders. There can be no assurance that additional financing, if required, will be available to the Company on favorable terms.

          Forward Looking Statements
          --------------------------

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward-looking statements reflect the current views of management with respect to future events and financial performance. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order that any of the Company's forward-looking statements fall within such safe harbor, the Company notes that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of the Company's independent distributors, the uncertain future of the Internet and online commerce, capacity constraints on the Company's computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

     In August 1997, the Knight Adjustment Bureau ("Knight") filed a lawsuit against Richard Smith, dba Wealth International, in the Fourth District Court for Utah County, alleging that Knight was assigned a claim by Touchfon International, and further alleging that Richard Smith, dba Wealth International, owes over $5,000 for certain telephone services under a contract with Touchfon International. The Company's subsidiary, WI Marketplace, Inc., successor to Wealth International, Inc., a Utah corporation, filed an answer and counterclaim on September 4, 1997. At present, Knight has not replied to the Company's answer and counterclaim. However, if Knight pursues the matter, the Company intends to vigorously defend the lawsuit. There can be no assurance that the Company will succeed in its defense of this matter.

     Other than as described in this Part II, Item 1, the Company is not a party to any material litigation or proceedings.

Item 2.     Changes in Securities.

     There were no changes in the instruments defining the rights of holders of any class of the Company's securities during the fiscal quarter ended May 31, 1997.


Item 3.     Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended May 31, 1997.

Item 5.     Other Information.

     None.

Item 6.     Exhibits and Other Reports on Form 8-K.

(a)     Exhibit
        No.               Description
        --------          ------------
         27               Financial Data Schedule

(b) During the quarter ended May 31, 1997, the Company filed no reports on Form 8-K.


                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEALTH INTERNATIONAL, INC.


       September 30, 1997           /s/ Daniel G. Lloyd
Date: ___________________           ______________________________________
                                        Daniel G. Lloyd, Chief Financial
                                                          Officer