Form 10QSB
period 1997-08-31
WEALTH INTERNATIONAL INC
filed 1997-10-15
CIK 793981

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended      August 31, 1997
                                            ----------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from              to__________

             Commission File Number   033-05844-NY
                                    -----------------


                    WEALTH INTERNATIONAL, INC.
                 -------------------------------
          (Name of small business issuer in its charter)

              Nevada                              87-0443026
  ----------------------------------  ------------------------------------
     (State of incorporation)         (I.R.S. Employer Identification No.)


   5152 North Edgewood Drive, Suite 250, Provo, Utah     84604
------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (801) 426-1500
                          ----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [X]     No [ ]

     The number of shares outstanding of the issuer's common stock as of October 15, 1997 was 13,520,766 shares.

     Transitional Small Business Disclosure Format (Check one):Yes[ ] No [X]















                    WEALTH INTERNATIONAL, INC.
                 -------------------------------

FORM 10-QSB   SECOND QUARTER OF FISCAL YEAR ENDING FEBRUARY 28, 1998

                        TABLE OF CONTENTS

                                                                       Page
                                                                      ------

PART I.   FINANCIAL INFORMATION                                        1
    ITEM 1.  FINANCIAL STATEMENTS:                                       1
               CONSOLIDATED BALANCE SHEETS                               2
               CONSOLIDATED STATEMENTS OF OPERATIONS                     3
               CONSOLIDATED STATEMENTS OF CASH FLOWS                     4
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                5
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II.    OTHER INFORMATION                                            8
    ITEM 1.  LEGAL PROCEEDINGS                                           8
    ITEM 2.  CHANGES IN SECURITIES                                       9
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             9
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS       9
    ITEM 5.  OTHER INFORMATION                                           9
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            9

SIGNATURES                                                               9
































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

      In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial condition as of August 31, 1997 and February 28, 1997, and the results of operations for the three month periods ended August 31, 1997 and 1996. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three month period ended August 31, 1997 may not be indicative of the results that may be expected for the fiscal year ending February 28, 1998.





































                    WEALTH INTERNATIONAL, INC.
              Consolidated Balance Sheet (Unaudited)
              August 31, 1997 and February 28, 1997

                              ASSETS

                                         August 31, 1997   February 28, 1997
                                         ----------------  -----------------
CURRENT ASSETS:
    Cash and cash equivalents            $       5,525     $         78,959
    Inventories                                 64,274               11,988
    Prepaid expenses
                                         ----------------  -----------------
           Total current assets                 69,799               90,947

PROPERTY AND EQUIPMENT, AT COST, NET           351,145              112,145

OTHER ASSETS                                   213,374               61,275
                                         ----------------  -----------------
                                         $     634,318     $        264,367
                                         ================  ==================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                     $     157,476     $         61,614
    Related party notes payable                 11,617               61,617
    Accrued liabilities                        259,302              155,576
    Deferred revenue                           518,251              353,307
                                         ----------------  ------------------

           Total current liabilities           946,646              632,114

COMMITMENT AND CONTINGENCIES                        -                    -

STOCKHOLDERS' DEFICIT
    Common stock; $0.001 par value
       Authorized 500,000,000 shares
        Issued and outstanding 13,417,776 on
        August 31, 1997; 11,934,956 on
        February 28, 1997                       13,418               11,935
    Capital in excess of par value           1,020,114              468,954
    Accumulated deficit                     (1,345,859)            (848,636)
                                         ----------------  ------------------
           Total stockholders' deficit        (312,328)            (367,747)
                                         ----------------  ------------------
                                         $     634,318     $        264,367
                                         ================  ==================






      The accompanying notes form an integral part of these consolidated financial statements




                    WEALTH INTERNATIONAL, INC.
         Consolidated Statement of Operations (Unaudited)
               August 31, 1997 and August 31, 1996

                                       Three Months      Three Months   Six Months   Six Months
                                       Ended August      Ended August   Ended        Ended
                                       31, 1997          31, 1996       August 31,   August 31,
                                                                        1997         1996
                                                                                     (See Note 3)
Net sales                              $ 2,720,193       $   486,736    $3,698,955   $ 973,472
Interest income                              1,155              -            1,155           -

Cost of products sold                      439,164           214,238       741,271     428,426
                                       ------------      -------------  -----------  -----------
     Gross Profit                        2,282,184           272,498     2,958,839     544,996

Operating expenses
   Commissions                           1,518,183           199,191     1,924,408      398,382
   Selling, general and                    901,805           196,358     1,531,654      392,716
      administrative expenses          ------------     -------------  ------------  -----------

     Total operating expenses            2,419,988           395,549     3,456,062      791,098
                                       ------------     -------------  ------------  -----------
     Loss before income tax benefit      (137,804)          (123,052)     (497,222)    (246,104)

Income tax benefit                              -                  -             -            -
                                       ------------     -------------  ------------  -----------
Net loss                               $ (137,804)      $   (123,052)  $  (497,222)  $ (246,104)
                                       ============     =============  ============  ============
Weighted average common shares
   outstanding (See Note 4)            13,407,477         11,510,956    12,916,636   11,510,956

Net loss per common share (See
   Note 4)                             $    (0.01)      $      (0.01)  $     (0.04)  $    (0.02)







The accompanying notes are an integral part of these consolidated financial statements.




























                    WEALTH INTERNATIONAL, INC.
         Consolidated Statement of Cash Flows (Unaudited)
               August 31, 1997 and August 31, 1996

                                           Six Months Ended   Six Months Ended
                                            August 31, 1997   August 31, 1996
                                                              (See Note 3)

Increase (decrease) in cash and cash
equivalents
   Cash flows from operating activities
     Net loss                                   $ (497,223)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities
          Depreciation and amortization             42,552
          Changes in assets and liabilities
             Inventories                           (52,286)
             Prepaid expenses                            -
             Other assets                         (166,564)
             Accounts payable                       95,862
             Accrued liabilities                   103,726
             Deferred revenue                      164,944
                                                ------------

            Total adjustments                      188,234
                                                ------------
            Net cash provided by (used in)
               operating activities               (308,989)

Cash flows from investing activities
  Purchase of property and equipment              (286,052)

Cash flows from financing activities
  Proceeds from issuance of common stock           551,607
  Satisfaction of note payable                     (30,000)

           Net cash provided by (used in)
                financing activities               521,607

Net increase (decrease) in cash and cash
equivalents                                        (73,434)

Cash and cash equivalents at beginning of year      78,959
                                                ------------
Cash and cash equivalents at end of quarter     $    5,525
                                                ============





      The accompanying notes form an integral part of these consolidated financial statements.






                    WEALTH INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      August 31, 1997, February 28, 1997 and August 31, 1996

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

2.     Organization.

     On August 27, 1996, the stockholders of Impressive Ventures, Inc. (the former name of the Company), a non-operating, developmental stage company, approved an agreement whereby the stockholders of Wealth International, Inc., a Utah corporation ("Wealth Utah"), obtained a controlling interest in the Company. This transaction was treated as an acquisition of the Company by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 16,800,000 shares of the Company, after the effects of a 250 for 1 reverse stock split and a 4 for 1 forward stock split. In October 1996, the stockholders of Wealth Utah returned 5,791,020 shares to the Company, resulting in net holdings by such stockholders of 11,008,980 shares of the Company's common stock.

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

3.     Use of Estimates.

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     In particular, the financial information for the three and six month periods ended August 31, 1996 presented in the statements of operations included herewith, is based entirely on estimates of quarterly operating results derived from the Company's audited financial statements for the fiscal year ended February 28, 1997. Accordingly, financial information regarding cash flows for the six month period ended August 31, 1996 has not been included herewith.

4.     Net Loss Per Share.

     Net loss per share is computed based on the weighted average number of common shares outstanding during the periods presented assuming that the Company's recapitalization and acquisition of Wealth Utah, and the resultant issuance of a net amount of 11,008,980 shares of the Company's common stock occurred as of January 1, 1996.

5.     Income Taxes.

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

7.     Certain Transactions.

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

















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations for Periods Ended August 31, 1997 Compared
            ----------------------------------------------------------------
            to Periods Ended August 31, 1996
            ---------------------------------

     Net sales increased 396% and 280% to $2,720,193 and $3,698,955 from $486,736 and $973,472 for the three and six month periods ended August 31, 1997, respectively, compared with the same periods in the Company's fiscal year ended February 28, 1997 (FY1997). This increase in net sales is primarily attributable to continued growth in the Company's independent distributor base, which has correspondingly resulted in increased sales of the Company's Internet-related products, including web page design services. In addition, sales of products offered on the WI Mall increased with improvements to the functionality of the WI Mall user interface.

     The Company's cost of sales as a percentage of net sales has decreased for the three and six month periods ended August 31, 1997 decreased to 16% and 20%, respectively, from 44% for both of the same periods ended August 31, 1996. In general, such decrease was due to improved efficiency of operations resulting mainly from economies of scale in production and distribution of the Company's products and services arising from increased sales volume.

      Distributor commissions of $1,518,183 (56% of net sales) and $1,924,408 (52% of net sales) paid during the three and six month periods ended August 31, 1997, respectively, represented an increase of $1,318,992 and $1,526,026 from $199,191 (41% of net sales) and $398,382 (41% of net sales) paid in the same periods of FY1997. The significant rise in distributor commissions was primarily due to significant increases in the number of the Company's distributors and a corresponding increase in the total volume of products and services sold. In addition, sales of products and services with higher commission rates have increased in the first two quarters of the Company's fiscal year ending February 28, 1998 (FY1998). The Company's distributors are paid commissions on a weekly basis based on the volume of sales generated by their independent distribution network and through their Internet web sites.

      Selling, general and administrative expenses (excluding distributor commissions) during the three and six month periods ended August 31, 1997 totaled $901,805 (33% of net sales) and $1,513,654 (41% of net sales), respectively, compared to $196,358 (40% of net sales) and $392,716 (40% of net sales) for the same period of FY1997. The increase of 359% in selling, general and administrative expenses between the three month period ended August 31, 1997 and the three month period ended August 31, 1996 primarily resulted from costs arising from an increased demand for customer service personnel and computer programming personnel, and related costs for necessary office facilities, to meet the needs of the growing number of the Company's distributors. The Company expects that selling, general and administrative expenses will continue to grow in keeping with increased sales of the Company's products and services.

     Net loss for the three and six month periods ended August 31, 1997 was $137,804 and $497,222, respectively, compared with a net loss of $123,052 and $246,104 for the same periods ended August 31, 1996. Such net loss represented a 12% and 102% greater loss in the three and six month periods ended August 31, 1997, respectively, than the same periods ended August 31, 1996. The Company increased net loss is primarily due to continued development of the Company's computer network and Internet infrastructure, including Internet-related software applications. Net loss per share during the second quarter of the Company's FY1998 was $(0.01).

     Liquidity and Capital Resources
     -------------------------------

     At August 31, 1997, current assets of the Company totaled approximately $69,799 and current liabilities were approximately $946,646. The Company's current ratio at August 31, 1997 was .07 to 1, compared to .14 to 1 at the end of FY1997. The decrease in current ratio primarily results from capital expenditures for computer equipment, related software applications, and related technology.

     As of August 31, 1997, the Company's primary source of liquidity was revenues generated by continuing operations. The Company believes that such revenues will be sufficient to satisfy the Company's cash needs for working capital and capital expenditures until August 31, 1998. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. If cash generated from continuing operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity securities. Such a sale of additional equity securities would result in additional dilution to the Company's existing shareholders. There can be no assurance that additional financing, if required, will be available to the Company on favorable terms.

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

Item 2.     Changes in Securities.

     There were no changes in the instruments defining the rights of holders of any class of the Company's securities during the fiscal quarter ended August 31, 1997.

Item 3.     Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's security holders during the three month period ended August 31, 1997.

Item 5.     Other Information.

      None.

Item 6.     Exhibits and Other Reports on Form 8-K.

(a)  Exhibit No.                Description
     -----------                -----------

       27                        Financial Data Schedule

(b) During the quarter ended August 31, 1997, the Company filed no reports on Form 8-K.


                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WEALTH INTERNATIONAL, INC.

Date: October 14, 1997           /s/ Daniel G. Lloyd
      -----------------          ----------------------
                                     Daniel G. Lloyd, Chief Financial Officer