Form 10QSB
period 1997-11-30
WEALTH INTERNATIONAL INC
filed 1998-01-14
CIK 793981

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     November 30, 1997
                                         ---------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------     --------------------

                   Commission File Number   033-05844-NY
                                            -----------------

                        WEALTH INTERNATIONAL, INC.
              (Name of small business issuer in its charter)

         Nevada                         87-0443026
------------------------       -----------------------------------
(State of incorporation)       (I.R.S. Employer Identification No.)

         5152 North Edgewood Drive, Suite 250, Provo, Utah   84604
       -------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

Issuer's telephone number   (801)426-1500
                            -------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    Yes [X]
No [ ]

     The number of shares outstanding of the issuer's common stock as of January 12, 1998 was 13,592,776 shares.

     Transitional Small Business Disclosure Format (Check One):
 Yes [ ]  No [X]

















                        WEALTH INTERNATIONAL, INC.

FORM 10-QSB   THIRD QUARTER OF FISCAL YEAR ENDING FEBRUARY 28, 1998

                             TABLE OF CONTENTS

                                                            Page
                                                            ----
PART I.     FINANCIAL INFORMATION                            1
   ITEM 1.       FINANCIAL STATEMENTS:                       1
              CONSOLIDATED BALANCE SHEETS                    2
              CONSOLIDATED STATEMENTS OF OPERATIONS          3
              CONSOLIDATED STATEMENTS OF CASH FLOWS          4
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     5
   ITEM 2.       MANAGEMENT S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                            7

PART II.    OTHER INFORMATION                                8
   ITEM 1.       LEGAL PROCEEDINGS                           8
   ITEM 2.       CHANGES IN SECURITIES                       9
   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES             9
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITIES HOLDERS                       9
   ITEM 5.       OTHER INFORMATION                           9
   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K            9

SIGNATURES                                                  10

                      PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The interim financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes contained in the Company s annual report on Form 10-KSB for the year ended February 28, 1997.

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company s financial condition as of November 30, 1997 and February 28, 1997, and the results of operations for the three-month periods ended November 30, 1997 and 1996. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three-month period ended November 30, 1997 may not be indicative of the results that may be expected for the fiscal year ending February 28, 1998.










                        WEALTH INTERNATIONAL, INC.
                  Consolidated Balance Sheet (Unaudited)
                  November 30, 1997 and February 28, 1997

                                  ASSETS

                                  November 30, 1997  February 28, 1997
                                  -----------------  -----------------

CURRENT ASSETS:
     Cash and cash equivalents         $    48,092         $   78,959
     Inventories                            18,940             11,988
     Receivables                            31,434                 --
                                  -----------------  -----------------
        Total current assets                98,466             90,947

PROPERTY AND EQUIPMENT, AT COST, NET       358,335            112,145

OTHER ASSETS                               247,468             61,275
                                  -----------------  -----------------
                                       $   704,269         $  264,367
                                  =================   ================

                   LIABILITIES AND STOCKHOLDERS  DEFICIT

CURRENT LIABILITIES
     Accounts payable                  $   226,583         $   61,614
     Related party notes payable            11,617             61,617
     Accrued liabilities                   112,849            155,576
     Deferred revenue                      618,768            353,307
                                  -----------------  -----------------
        Total current liabilities          969,817            632,114

COMMITMENT AND CONTINGENCIES                    -                  -

STOCKHOLDERS  DEFICIT
     Common stock; $0.001 par value
        Authorized 500,000,000 shares
        Issued and outstanding 13,592,776
          on November 30, 1997; 11,934,956
          on February 28, 1997              13,593             11,935
     Capital in excess of par value      1,084,440            468,954
     Accumulated deficit                (1,363,581)          (848,636)
                                 ------------------   ----------------
        Total stockholders  deficit       (265,548)          (367,747)
                                 ------------------   ----------------
                                     $     704,269       $    264,367
                                 ==================   ================

The accompanying notes form an integral part of these consolidated financial statements.














                        WEALTH INTERNATIONAL, INC.
             Consolidated Statement of Operations (Unaudited)
                  November 30, 1997 and November 30, 1996



                                      Three Months   Three Months    Three Months   Three Months
                                          Ended         Ended           Ended           Ended
                                      November 30,   November 30,    November 30,   November 30,
                                         1997           1996              1997           1996
                                                     (See Note 3)                   (See Note 3)
                                      -------------  -------------  --------------  -------------
Net sales                             $  2,617,761   $    486,736   $   6,316,716   $  1,460,208
Interest income                                 36             --           1,191             --

Cost of products sold                      240,367        214,238         981,638        642,714
                                      -------------  -------------  --------------  -------------
     Gross Profit                        2,377,430        272,498       5,336,269        817,494

Operating expenses
   Commissions                           1,492,653        199,191       3,417,061        597,573
   Selling, general and
     administrative expenses               902,498        196,358       2,434,152        589,074
                                      -------------  -------------  --------------  -------------

     Total operating expenses            2,395,152        395,549       5,851,214      1,186,647
                                      -------------  -------------  --------------  -------------
     Loss before income tax benefit        (17,722)      (123,052)       (514,944)      (369,156)

Income tax benefit                              --             --              --             --
                                      -------------  -------------  --------------  -------------

Net loss                              $    (17,722)  $   (123,052)  $    (514,944)  $   (369,156)
                                      =============  =============  ==============  =============
Weighted average common shares
   outstanding (See Note 4)             13,556,776     11,510,956      13,085,671     11,510,956

Net loss per common share (See
   Note 4)                            $      (0.00)  $      (0.01)  $       (0.04)  $      (0.03)







    The accompanying notes are an integeral part of these consolidated financial statements.







                        WEALTH INTERNATIONAL, INC.
             Consolidated Statement of Cash Flows (Unaudited)
                  November 30, 1997 and November 30, 1996

                                         Nine Months Ended  Nine Months Ended
                                         November 30, 1997  November 30, 1996
                                                             (See Note 3)
Increase (decrease) in cash and
cash equivalents
  Cash flows from operating activities
    Net loss                                 $  (514,944)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities
        Depreciation and amortization             73,129
        Changes in assets and liabilities
          Inventories                            (38,384)
          Prepaid expenses                            --
          Other assets                          (200,658)
          Accounts payable                       164,969
          Accrued liabilities                    (42,727)
          Deferred revenue                       265,461
                                            -------------
          Total adjustments                      221,790
                                            -------------
          Net cash provided by (used in)
            operating activities                (293,154)

Cash flows from investing activities
   Purchase of property and equipment           (323,820)

Cash flows from financing activities
  Proceeds from issuance of common stock         616,107
  Satisfaction of note payable                   (30,000)
                                            -------------
          Net cash provided by (used in)
            financing activities                 586,107

Net increase (decrease) in cash and cash
equivalents                                      (30,867)

Cash and cash equivalents at beginning of year    78,959
                                            -------------
Cash and cash equivalents at end of quarter $     48,092
                                            =============


    The accompanying notes form an integral part of these consolidated financial statements.
















                        WEALTH INTERNATIONAL, INC.

            NOTES TO UNAUDITED CONSOLDATED FINANCIAL STATEMENTS

        November 30, 1997, February 28, 1997 and November 30, 1996

    A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

1.   Nature of Operations.

Wealth International, Inc., a Nevada corporation, through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation (collectively, the Company ), is engaged in marketing and distributing products and services relating to Internet commerce. The Company sells its products and services to a network of independent distributors, who use the products and services themselves, or sell the products and services to other customers.

The Company s revenues are substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related Internet training; and (ii) merchandise sales from the Company s Internet-based virtual mall or department store (orders for merchandise on the Company s virtual mall are generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer).

2.    Organization.

On August 27, 1996, the stockholders of Impressive Ventures, Inc. (the former name of the Company), a non-operating, developmental stage company, approved an agreement whereby the stockholders of Wealth International, Inc., a Utah corporation ( Wealth Utah ), obtained a controlling interest in the Company. This transaction was treated as an acquisition of the Company by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 16,800,000 shares of the Company, after the effects of a 250 for 1 reverse stock split and a 4 for 1 forward stock split. In October 1996, the stockholders of Wealth Utah returned 5,791,020 shares to the Company, resulting in net holdings by such stockholders of 11,008,980 shares of the Company s common stock.

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


3.    Use of Estimates.

In preparing the Company s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


In particular, the financial information for the three and nine-month periods ended November 30, 1996 presented in the statements of operations included herewith, is based entirely on estimates of quarterly operating results derived from the Company s audited financial statements for the fiscal year ended February 28, 1997. Accordingly, financial information regarding cash flows for the nine-month period ended November 30, 1996 has not been included herewith.

4.    Net Loss Per Share.

Net loss per share is computed based on the weighted average number of common shares outstanding during the periods presented assuming that the Company s recapitalization and acquisition of Wealth Utah, and the resultant issuance of a net amount of 11,008,980 shares of the Company s common stock occurred as of January 1, 1996.

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

6.    New Accounting Standards.

The Company is required to adopt Statement of Financial Accounting Standards No. 128 ( SFAS 128 ), Earnings Per Share, during the fourth quarter of its fiscal year ending February 28, 1998. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company s method of calculation or display of earnings per share amounts.
































Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations for Periods Ended August 31, 1997 Compared
            ----------------------------------------------------------------
            to Periods Ended August 31, 1996
            --------------------------------

     Net sales increased 438% and 333% to $2,617,761 and $6,316,716 from $486,736 and $1,460,208 for the three and nine-month periods ended November 30, 1997, respectively, compared with the same periods in the Company s fiscal year ended February 28, 1997 (FY1997). This increase in net sales is primarily attributable to growth in the Company s base of independent distributors and improved product offering, which has correspondingly resulted in increased sales of the Company s Internet-related products, including web page design services. In addition, sales of products offered on the WI Mall increased with improvements to the functionality of the WI Mall user interface.

     The Company s cost of sales as a percentage of net sales has decreased for the three and nine-month periods ended November 30, 1997 decreased to 9% and 16%, respectively, from 44% for both of the same periods ended November 30, 1996. In general, such decrease was due to improved efficiency of operations resulting mainly from economies of scale in production and distribution of the Company s products and services arising from increased sales volume.

     Distributor commissions of $1,492,653 (57% of net sales) and $3,417,061 (54% of net sales) paid during the three and nine-month periods ended November 30, 1997, respectively, represented an increase of $1,293,462 and $2,819,488 from $199,191 (41% of net sales) and $597,573 (41% of net sales) paid in the same periods of FY1997. The significant rise in distributor commissions was primarily due to significant increases in the number of the Company s distributors and a corresponding increase in the total volume of products and services sold. In addition, sales of products and services with higher commission rates have increased in the first three quarters of the Company s fiscal year ending February 28, 1998 (FY1998). The Company s distributors are paid commissions on a weekly basis based on the volume of sales generated by their independent distribution network and through their Internet web sites.

     Selling, general and administrative expenses (excluding distributor commissions) during the three and nine-month periods ended November 30, 1997 totaled $902,498 (34% of net sales) and $2,434,152 (38% of net sales), respectively, compared to $196,358 (40% of net sales) and $589,074 (40% of net sales) for the same period of FY1997. The increase of 360% in selling, general and administrative expenses between the three-month period ended November 30, 1997 and the three-month period ended November 30, 1996 primarily resulted from costs arising from an increased demand for customer service personnel and computer programming personnel, and related costs for necessary office facilities, to meet the needs of the growing number of the Company s distributors. The Company expects that selling, general and administrative expenses will continue to grow in keeping with increased sales of the Company's products and services.

     Net loss for the three and nine-month periods ended November 30, 1997 was $17,722 and $514,944, respectively, compared with a net loss of $123,052 and $369,156 for the same periods ended November 30, 1996. Such net loss for the three-month period ended November 30, 1997 represented an 86% smaller loss than for the same period ended November 30, 1996. This decrease in comparative net loss is mainly attributable to improvements in the costs of goods sold and the Company s operating expenses. Conversely, the net loss for the nine-month period ended November 30, 1997 represented a 39% greater loss than for the same period ended November 30, 1996. Such increase in the Company s net loss for the nine-month period is primarily due to costs of development of the Company s computer network and Internet infrastructure, including Internet-related software applications, the majority of which were incurred by the Company in the first two quarters of FY1998. Net loss per share during the third quarter of the Company s FY1998 was negligible, at approximately one mill $(0.001) loss per share.

     Liquidity and Capital Resources
     --------------------------------

     At November 30, 1997, current assets of the Company totaled approximately $98,486 and current liabilities were approximately $969,817. The Company s current ratio at November 30, 1997 was .10 to 1, compared to .14 to 1 at the end of FY1997. The decrease in current ratio primarily results from capital expenditures during the first three quarters of FY1998 for computer equipment, related software applications, and related technology.

     As of November 30, 1997, the Company s primary source of liquidity was revenues generated by continuing operations. The Company believes that such revenues will be sufficient to satisfy the Company s cash needs for working capital and capital expenditures until November 30, 1998. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. If cash generated from continuing operations is insufficient to satisfy the Company s liquidity requirements, the Company may be required to sell additional equity securities. Such a sale of additional equity securities would result in additional dilution to the Company s existing shareholders. There can be no assurance that additional financing, if required, will be available to the Company on favorable terms.

     Forward Looking Statements
     --------------------------

        From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward-looking statements reflect the current views of management with respect to future events and financial performance. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order that any of the Company s forward-looking statements fall within such safe harbor, the Company notes that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of the Company s independent distributors, the uncertain future of the Internet and online commerce, capacity constraints on the Company s computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.



                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

     In August 1997, the Knight Adjustment Bureau ( Knight ) filed a lawsuit against Richard Smith, dba Wealth International, in the Fourth District Court for Utah County, alleging that Knight was assigned a claim by Touchfon International, and further alleging that Richard Smith, dba Wealth International, owes approximately $5,500 for certain telephone services under a contract with Touchfon International. The Company s subsidiary, World Internet Marketplace, Inc., successor to Wealth International, Inc., a Utah corporation, filed an answer and counterclaim on September 4, 1997. At present, the Company has responded to Knight s discovery requests, and has made formal requests of Knight for additional information. Knight has not yet replied to the Company s discovery requests. If Knight pursues the matter, the Company intends to vigorously defend the lawsuit. There can be no assurance that the Company will succeed in its defense of this matter.

     Other than as described in this Part II, Item 1, the Company is not a party to any material litigation or proceedings.

Item 2.    Changes in Securities.

     There were no changes in the instruments defining the rights of holders of any class of the Company s securities during the fiscal quarter ended November 30, 1997.

Item 3.    Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company s security holders during the three-month period ended November 30, 1997.

Item 5.    Other Information.

     None.

Item 6.    Exhibits and Other Reports on Form 8-K.

(a)  Exhibit
     No.         Description
     -------     -----------

     27          Financial Data Schedule

(b)  Reports of Form 8-K.

Form 8-K Current Report, filed with the Securities and Exchange Commission on September 17, 1997, incorporated herein by this reference.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WEALTH INTERNATIONAL, INC.



Date: ___________________            /s/ Daniel G. Lloyd
                                     ----------------------
                                        Daniel G. Lloyd, Chief Financial
                                                         Officer