Form 10KSB
period 1998-02-28
WEALTH INTERNATIONAL INC
filed 1998-06-16
CIK 793981

[DESCRIPTION]        FORM 10KSB FOR YEAR ENDED FEBRUARY 28, 1998








































                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                             For the fiscal year ended       February 28, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the transition period from              to


                             Commission File Number        033-05844-NY

                            WORLD INTERNETWORKS, INC.
               (Name of small business   issuer in its charter)

             Nevada                                     87-0443026
     (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

               5152 North Edgewood Drive, Suite 250, Provo, Utah   84604
                   (Address of principal executive offices)     (Zip Code)

Issuer's telephone number ( 801 )    426-1500

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class       Name of each exchange on which registered
   Common Stock, $0.001 par value                      None

Securities registered pursuant to Section 12(g) of the Act:    None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]     No [ ]     (2)    Yes [ X]     No  [ ]

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [ ]

        Issuer's revenues for its most recent fiscal year: $ 7,762,125


        Aggregate market value of the voting stock of the issuer held by non-affiliates on April 6, 1998, based upon a closing sale price of $1.00 per share, was approximately $3,837,156. Shares of the issuer's common stock held by officers and directors, and other persons that may be deemed affiliates of the issuer, have been excluded from calculation of such aggregate market value.

        The number of shares outstanding of the issuer's common stock as of April 6, 1998 was 13,822,776 shares.

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

                                  PART I

    Item 1.   Description of Business.

    GENERAL INFORMATION
    -------------------

        World InterNetWorks, Inc., a Nevada corporation (the "Company" or "WI"), through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation ("WI Marketplace"), is engaged in the direct distribution of products and services relating to commerce on the Internet. Such products and services are sold and distributed through an extensive and growing network of independent distributors. Unless otherwise noted herein or implied in context, reference to "WI" or the "Company" means World InterNetWorks, Inc., a Nevada corporation, including its subsidiary, World Internet Marketplace, Inc.

        Substantially all of the Company's revenues are derived from two general categories of products and services provided by WI Marketplace. First, WI Marketplace provides products and services directly relating to the Internet and the World Wide Web, including personal and commercial web site development and maintenance and Internet training. Second, WI Marketplace operates a "virtual mall" (the "WI Mall") on an Internet site on the World Wide Web, at the domain name address "www.wimall.com". The WI Mall functions as an online department store, offering a selection of thousands of products grouped into numerous categories, such as electronics, computers, sporting goods, apparel, jewelry and others.

        At present, the Company intends to expand its offering of Internet-related products to include state-of-the-art software and other materials designed to train Internet users on effective utilization of the Internet for online commerce, and other educational uses.

    BUSINESS ON THE INTERNET
    ------------------------

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

        The huge number of world-wide users, and the relative ease of use, has made the Internet an attractive and increasingly popular medium for a variety of online businesses. International Data Corporation has estimated that the volume of Internet commerce will grow from approximately $318 million in 1995 to nearly $100 billion annually by the year 2000. Advertising, marketing, training, research and direct sales are all examples of business applications for the Internet. Mass marketing over the Internet has already begun to eliminate the need for costly print advertising. Likewise, "middleman" distributors are diminishing in significance as manufacturers begin to sell their products directly to consumers over the Internet. Unlike traditional retailers, Internet retailers do not incur cumbersome costs of managing and maintaining a significant tangible infrastructure, such as a store or chain of stores, or the costs of advertising and mailing. These costs savings, and the rapid communication capabilities of the Internet, allow for potential access to a large, global customer base at a relatively low economic cost.

        Challenges to Successful Online Commerce
        ----------------------------------------

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

    BUSINESS DEVELOPMENT
    --------------------

        Corporate Organizational History
        --------------------------------

        The Company was incorporated on March 17, 1986, with authorized common stock of 500,000,000 shares at $0.001 par value.

        On August 27, 1996, the Company effected a reverse stock split on a 250 for 1 basis, and acquired all of the stock of Wealth International, Inc., a Utah corporation ( Wealth Utah ), in exchange for 4,200,000 shares of the Company's common stock (the Exchange ). The Exchange was deemed a reverse acquisition, and the shareholders of Wealth Utah became the controlling shareholders of the Company.
    As a result of this transaction, Wealth Utah became a wholly-owned subsidiary of the Company. On October 25, 1996, the Company's common stock was forward split on a 1 for 4 basis.

        Prior to August 27, 1996, the Company was essentially a dormant corporation, with no material assets or liabilities. The Company's only material transaction in the three fiscal years prior to August 27, 1996, involved the acquisition on June 7, 1994 of Louis Siegal Associates, Inc., a California corporation ( LSA ), in exchange for 400,000 shares of the Company's common stock. LSA operated several retail floor covering outlets. In connection with the acquisition of LSA, an additional 5,000,000 shares of the Company's common stock was issued on October 24, 1994, for $300,000. On August 14, 1995, the LSA acquisition was mutually rescinded by the parties to the transaction for failure of consideration, and 4,950,000 shares of the Company's common stock were returned to the Company and canceled on August 17, 1995.

        On April 1, 1997, the Board of Directors of Wealth Utah approved an amendment to its Articles of Incorporation to change its name to World Internet Marketplace, Inc., which name change was effective July 3, 1997. On January 26, 1998, the Board of Directors of Wealth Nevada approved an amendment to its Articles of Incorporation to change its name to World InterNetWorks, Inc., which name change was effective March 30, 1998. Such corporate name change was made in order to better conform the name of the corporation to its principal business. For further information regarding the formation of the Company see the fiscal year 1997 Form 10-KSB Annual Report previously filed by the Company with the Securities and Exchange Commission.

        A Network of Independent Internet Storefront Owners
        ---------------------------------------------------

        WI Marketplace has developed a personalized method of Internet commerce designed to meet such challenges on behalf of smaller business and individuals. WI Marketplace popularizes the WI Mall web site through a direct distribution organization of Independent Storefront Owners ("ISOs"). Such ISOs market and sell the products and services offered in the WI Mall, as well as other Internet-related products and services, such as personal web site design, development and maintenance. Each ISO owns a "storefront" to the WI Mall, through which they can access the WI Mall, as well as provide similar access to their customers. See Description of Business WI Marketplace Products and Services.

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

        The Company's success, and the success of its subsidiary, is contingent upon the success of its ISOs. See Management s Discussion and Analysis or Plan of Operation Certain Factors Expected
    to Impact Operating Results Reliance on Network of ISOs.   As a
    result, WI Marketplace has developed an ISO Service Center to provide customer service to its ISOs. In this regard, WI Marketplace produces pamphlets, video and audio tapes, and seminar programs to educate ISOs and their customers. See Description of Business WI
    Marketplace Products and Services.   These training materials are
    produced both internally and in conjunction with leaders in the direct distribution training industry. From time to time, WI Marketplace engages the services of outside experts in the direct distribution consultation and training field to provide additional support to the ISOs.

    WI MARKETPLACE PRODUCTS AND SERVICES
    ------------------------------------

        The products and services offered by WI Marketplace generally consist of personal and commercial Internet sites, various merchandise catalogued and displayed on the WI Mall, and educational, training and sales aids products.

        Personal and Commercial Internet Sites
        --------------------------------------

        WI Marketplace employs a staff of in-house computer programmers and Internet site developers, offering customized design services to individuals, as well as businesses and organizations. At present, the majority of new Internet site design services performed by WI Marketplace are directed at personal sites for new ISOs.

        Upon approval of a properly completed application form, a new ISO may purchase a personalized Internet web page that, among other things, links directly to the WI Mall. Software applications developed by WI Marketplace, and available to its customers, allow any ISO Internet site owner to easily customize and update its individual web page online, at no additional charge. Because of economies resulting from its substantial experience in creating ISO Internet web pages, WI Marketplace is able to offer ISO Internet web page design services at a price it believes is affordable to new participants in the WI Marketplace program.

        The WI Mall and Merchandise
        ---------------------------

        The WI Mall, located at http://www.wimall.com, is a diversified, online department store. In the WI Mall, WI Marketplace uses state-of-the-art technology to deliver a visually appealing and user-friendly Internet shopping site. The WI Mall offers a daily
     Deal of the Day,  which highlights particular bargains, as well as
    periodic drawings for various free items.   Point-and-click
    technology allows customers of the WI Mall to browse through a variety of product categories, or stores, in the WI Mall gallery, placing items into, or removing items from, a virtual shopping
    basket.   To make a purchase, customers are guided through a payment process, including online submission of shipping details and credit card information.

        Customers of the WI Mall obtain access through the ISOs
    Internet web pages, called storefronts, which link directly into the WI Mall. ISOs promote and advertise their storefront in a manner similar to a store owner in a traditional, real estate based mall or department store, as well as through methods of modern, electronic communication. ISOs market the products catalogued in the WI Mall and offer training in Internet use and online commerce to their customers. The WI Mall may be viewed by visitors at the WI Mall domain name address set forth above; with such purchases of merchandise offered in the WI Mall, visitors assigned to a storefront owned and operated by an ISO for visitors and potential customers who access the WI Mall through other means are invited to browse, and, if they want to make a purchase, are offered simple instructions on how to proceed.

        A proprietary software tracking system, called  WI Link,
    enables WI Marketplace to track and record each sale of merchandise
    that occurs through a particular  storefront.   The ISO who owns such
     storefront is automatically credited with sales commissions, in accordance with the WI Marketplace compensation program.

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

        WI Marketplace employs a staff of buyers who identify and negotiate vendor and supplier arrangements with manufacturers and distributors. In general, products purchased in the WI Mall are shipped to the purchaser directly from the manufacturer, which
    eliminates excessive warehousing costs.   As of February, 1998, WI
    Mall is receiving more than 6,500,000 hits per month. Based on this volume of traffic, WI Marketplace anticipates that the pricing terms can be obtained from manufacturers for WI Mall products will improve.

         Sales Aids
         ----------

        WI Marketplace produces and sells various informational and educational materials to assist its direct distributors in building their own businesses, and in marketing and distributing the products and services offered by WI Marketplace. Among such materials are
    (i)advertising brochures, pamphlets, and signage; (ii) Internet-related educational and training materials;
    (iii) product brochures describing the WI Marketplace products and services; (iv) audio tapes describing WI Marketplace, explaining methods of direct distribution, and offering training and support; and (v) business forms and lists designed to assist individual direct distributors in operating an effective business.

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

    GOVERNMENT REGULATION
    ---------------------

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

        The Company has retained outside legal counsel to advise on maintaining compliance with applicable laws and governmental regulations. However, there can be no assurance that future regulatory action or new legislation, perhaps concerning the Internet, will not have an adverse effect on the Company and its business operations.

    COMPETITION
    -----------

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

    PROPRIETARY RIGHTS
    ------------------

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

        The Company also relies on trade secrets that it protects, in part, through confidentiality and non-competition agreements with relevant employees and other parties. There can be no assurance that these confidentiality and non-competition agreements will not be breached, that the Company would have adequate remedies in case of such a breach, or that the Company's trade secrets will not otherwise be independently discovered by its competitors. The Company may become involved in litigation to determine the enforceability and validity of its proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

    STATUS OF ANY PUBLICLY ANNOUCED NEW PRODUCT OR SERVICE
    ------------------------------------------------------

        Not Applicable.

    SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF
    PRINCIPAL SUPPLIERS
    -------------------

        Not Applicable.

    COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
    -------------------------------------------------------

        Not Applicable.

    OTHER INFORMATION
    -----------------

        Dependence on Major Customers
        -----------------------------

        WI Marketplace sells its products through a network of ISOs.
    As of February 28, 1998, a significant portion of the total products and services sold by WI Marketplace are sold by or through the business network of the Home Business Group ( HBG ), a WI Marketplace ISO. For its performance as a WI Marketplace ISO, HBG is compensated under the WI Marketplace compensation program. In addition, HBG performs certain training and marketing services for WI Marketplace, for which HBG receives separate compensation. In its capacities as an ISO and as an independent outside consultant, HBG is not an employee or agent of WI Marketplace, but is an independent agent. In this regard, WI Marketplace does not control, direct or supervise the activities of HBG. The Company's operating results and financial condition could be adversely affected by a decrease in the productivity of HBG.

        Research and Development
        ------------------------

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

        Employees
        ---------

        As of February 28, 1998, the Company employed 61 persons. Of such employees, 38 were full-time employees.

    Item 2.  Description of Properties.

        In March 1997, the Company moved from its previous office space to 5152 North Edgewood Drive, Suite 250, Provo, Utah 84604 (the "Edgewood Site"), which is now the location of the Company's headquarters and principal place of business. The Company initially leased 3663 square feet of space at the Edgewood Site, which continues to be used for general office purposes. In June 1997, the Company arranged to lease an additional 2446 square feet of space at the Edgewood Site to provide adequate space for the Company's growing numbers of customer support and mall programming.

        The lease term on the Edgewood Site expires in January 2002, and the monthly rent for such space is $6,950. Including monthly common area and maintenance fees, the total monthly expense for the
    Edgewood Site is $11,135.   The Company maintains general
    commercial/casualty insurance on its leased properties, in amounts which it deems adequate for its present needs.

        The Company believes that its current space at the Edgewood
    Site will be adequate for the current fiscal year if anticipated growth proves realistic. The Company has made inquiries with the building owner regarding the availability of additional space in the building housing the Edgewood Site and in other buildings in the same development, and intends to lease additional space as necessary to provide for anticipated growth.

    Item 3.  Legal Proceedings.

        The Knight Adjustment Bureau ( Knight ) filed a lawsuit on July 31, 1997 against Richard Smith, dba Wealth International, in the Fourth District Court for Utah County, alleging that Knight was assigned a claim by Touchfon International, and further alleging that Richard Smith, dba Wealth International, owes approximately $5,500 for certain telephone services under a contract with Touchfon International. The complaint was settled subsequent to February 28, 1998 for less than the amount claimed.

        In February 1998, World Internet Marketplace, Inc. filed a complaint in the Fourth District Court for Utah County, alleging of fiduciary duty, conversion, tortious interference with economic relations, and violation of the Utah Uniform Trade Secrets Act against three former employees of the Company. The claims resulted from certain commission practices and discussions with competitors engaged in by the former employees. Defendants filed an answer in March of 1998 in which no counterclaim was asserted. The matter is still pending.

        In March 1998, Paulette Arnold, a private citizen, filed a complaint against World Internet Marketplace, Inc. in Knoxville County, Tennessee, alleging an undetailed claim of breach of contract by World Internet Marketplace, Inc. in the amount of $ 5,940. The matter is still pending.

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

                              PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters.

        Market Information
        ------------------

        The Company's common stock trades on the over-the-counter market (symbol: "WINW") and is quoted on the National Association of Securities Dealers Electronic Bulletin Board. To the knowledge of the Company, there was minimal trading activity in the Company's common stock during the Company's fiscal year ended February 28, 1996. As quoted on the Electronic Bulletin Board, the high and low bids during such fiscal year were $0.03 and $0.01, respectively. High and low bid information for the Company's common stock as quoted on the Electronic Bulletin Board for the Company's fiscal years ending February 28, 1997, and February 28, 1998, respectively, is set forth in the table below. The quotations reflect inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                        Stock Quotations*
              Period                             High Bid           Low Bid
              ------                             --------           -------
                                                                    <C.
    March 1 to May 31, 1996                        $0.03             $0.01
    June 1 to August 31, 1996                      $0.03             $0.01
    September 1 to November 30, 1996               $0.03             $0.01
    December 1, 1996 to February 28, 1997          3 3/8             1 3/8
    March 1 to May 31, 1997                        3 3/8             2 1/4
    June 1 to August 31, 1997                      3 1/2             1 1/2
    September 1 to November 30, 1998               2 5/8             1 1/2
    December 1 to February 28, 1998                1 7/8               3/8

    *The future sale of presently outstanding unregistered and restricted common stock by members of management by members of management and holders of 5% or more of the Company's outstanding securities may have an adverse effect on any market that may develop for the Company's common stock.

        Shareholders
        ------------

        The approximate number of holders of record of the Company's common stock, par value $0.001, as of February 28, 1997, was 179, and as of February 28, 1998 was 446. This total does not include the number of beneficial owners of common stock held in "nominee" or "street" name, as to which number the Company cannot speculate.

        Dividends
        ---------

        The Company has not paid cash dividends on its common stock in the last fiscal year. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to fund future growth and development of the Company's business operations. The Company does not anticipate paying any dividends in the near future. Other than any applicable statutory requirements, there are no material restrictions that limit the Company's ability to pay dividends on its common equity or that are likely to do so in the future.

        Item 6.  Management's Discussion and Analysis or Plan of Operation.

        Results of Operations
        ---------------------

        Comparison of Fiscal Year Ended February 28, 1998 (FY1998) to Fiscal Year Ended February 28, 1997 (FY1997)
        -------------------------------------

        Net revenues for FY1998 were $7,762,125 representing an increase of $5,815,183 or approximately 299% over net sales for FY1997. The increase in the Company's sales for the period is attributable, at least in part, to the growth in the number of members of the Company's network of independent direct distributors. In addition, the increase in sales can be attributed to an increasing popularity in Internet commerce, as well as the successful progression of the Company's marketing plan and expansion of the Company's offering of products and services.

        Net loss for FY1998 was $680,930 compared with a net loss during FY1997 of $492,207 or approximately 28% over net loss for FY1997.
    The net loss incurred by the Company increased in FY1998 due to the costs associated with building and maintaining the Company's Internet-based infrastructure and computer network, development activities associated with the Company's Internet site on the World Wide Web, and product expansion for the WI Mall, among other things.

        Cost of sales as a percentage of net sales decreased to 13% of net sales in FY1998, compared to 44% of net sales in FY1997. This decrease in cost of sales as a percentage of net sales was primarily attributable to economies of scale, resulting from the growth of the Company in the production of Internet-related products and performance of Internet-related services. In addition, the increase in total volume of products purchased on the WI Mall has led to improved terms offered by manufacturers, vendors and suppliers of the products sold on the WI Mall.

        Commissions paid to the Company's network of independent direct distributors amounted to $4,456,907 in FY1998 (57% of net sales), representing an increase of 459% over the $796,763 (41% of net sales) paid in FY1997. The increase in commissions is substantially a direct result of increased sales and growth in the number of members in the Company's direct distribution network. The Company's direct distributors are paid commissions based on independent sales generated by themselves and their independently-owned direct distribution network, in accordance with the Company's compensation plan.

        Selling, general and administrative expenses for FY1998 were $2,986,536 (39% of net sales), which is an increase of 274% over $785,433 for FY1997. The increase reflects the necessary growth and maturation of the Company's internal support structure, as well as office space expansion to accommodate new personnel, which changes were necessary to accommodate growth in the Company's network of direct distributors. Management expects that general and administrative expenses will increase in future periods as the Company incurs additional costs related to being a public company. In addition, facilitation of long-term growth will require an increase in administrative staff and facilities, with consequent cost and expense.

        Net loss per common share- basic during FY1998 was $(0.05). Net loss per common share- basic was comparable to FY1997, primarily as a result of the Company's election not to record a deferred tax benefit in FY1997. Such a deferred tax benefit will be applied against future earnings.

        Liquidity and Capital Resources
        -------------------------------

        Since inception, the Company's subsidiary, WI, has primarily been funded with revenues generated from operations. Except for capital received by the Company during FY1998 arising from the exercise of certain stock options, the Company has not engaged in any significant outside financing.

        Net cash provided in the Company's operating activities in amounts of $182,556 in FY1998 compared with net cash used by the Company's operating activities of $76,861 in FY1997. Net cash used in the Company's operating activities in FY1997 is primarily attributable to net losses in such period. . Net cash provided in the Company's operating activities in FY1998 is primarily attributable to an increase in certain operating liabilities of the Company. Net cash used in investing activities in FY1998 is primarily attributable to the use of working capital to build out new, primary office space, including the purchase of related furniture and fixtures.

        As of February 28, 1998, the Company's current ratio was .29 to 1, as compared with a current ratio of .14 to 1 as of February 28, 1997. The increase in current ratio is due in large part to an increase in inventories and sales receivables relating to products and services sold through the WI Mall. Higher current liabilities are the result of increased vendor payables and deferred revenue arising from product purchase credits acquired by some of the Company's independent distributors.

        As of February 28, 1998, the Company's primary source of liquidity was revenues generated from continuing operations. Management believes that sufficient liquidity will be maintained through (i) continued exercise of stock options by consultants to the Company; (ii) new revenues generated through additional Internet related services introduced to market subsequent to year end; and (iii) streamlined operations since the end of fiscal year 1998, resulting in increased economic efficiencies. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. The exercise of consultant stock options would result in additional dilution to the Company's existing shareholders. There can be no assurance that financing will be available to the Company in amounts or on terms that will be acceptable to the Company.

         Recently Issued Accounting Pronouncements adopted by the Company
         ----------------------------------------------------------------

        The following are descriptions of recently issued accounting pronouncements issued by the Financial Accounting Standards Board ( FASB ) and adopted by the Company.

        Earnings Per Share. In February 1997, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting
    Standards No. 128 ( SFAS 128 ),  Earnings Per Share.   SFAS 128 eliminates
    the presentation of primary earnings per share ( EPS ) and requires the presentation of basic EPS, which includes no common stock equivalents and thus no dilution. The statement also eliminates the modified treasury stock method of computing potential common shares. This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement was adopted during FY1998 and has no effect on the financial statements.

        Recently Issued Accounting Pronouncements not adopted by the Company
        --------------------------------------------------------------------

        The following are descriptions of recently issued accounting pronouncements issued by the Financial Accounting Standards Board
    ( FASB ) which have not been adopted by the Company. The Company does not believe that the adoption of SFAS 130 and SFAS 131, defined below, will have a material effect on the Company's consolidated financial statements.

        Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ( SFAS 130 ), Reporting
    Comprehensive Income.   SFAS 130 requires entities presenting a complete
    set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

        Disclosure of Segments. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ( SFAS 131 ),
    Disclosures about Segments of an Enterprise and Related Information.
    SFAS 131 applies only to publicly held business entities, and requires such entities to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision-maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources.

        Certain Factors Expected to Impact Operating Results
        ----------------------------------------------------

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

        ISOs' agreements with the Company may be voluntarily terminated by an ISO, and there can be a substantial turnover among ISOs from year to year. Because the Company's revenues are substantially dependent on the work of its ISOs and their productivity, turnover among the ISOs, voluntary reductions in an ISO's commitment to distributing the Company's products and services, decreases in the number of ISOs, decreases in overall purchase volume, and costs and other expenses associated with training ISOs may combine to reduce the revenues and profitability of the Company.

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

        Government Scrutiny of Direct Distribution and Network Marketing Industry. Direct distribution and network marketing programs are frequently subject to scrutiny by the Federal Trade Commission and other governmental authorities under laws and regulations that are designed to ensure that product sales within network marketing programs are made to actual consumers, and that compensation programs and advancement in the network organization are based on the sale of products rather than mere "investment" in a sponsoring company or recruitment of new distributors. The Company has retained outside legal counsel to assist in maintaining compliance with all such laws and regulations; however, there is the risk that the Company's network marketing system could be found not to be in compliance with the applicable laws and regulations of a particular jurisdiction. Failure by the Company to comply with all such laws and regulations could result in a material adverse impact on the Company or its ISOs in a particular market or in general.

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

        Dilution. Dilution usually results from the substantially lower price paid by insiders and other related parties for their securities in a company when compared with the price being paid by other investors. The Company has engaged in certain transactions in the past fiscal year that have had a dilutive effect: (i) on March 25, 1997 certificates of stock representing 73,000 shares were issued to individuals who subscribed for such shares during fiscal year 1997; (ii) on March 25, 1997 certificates of stock representing 50,000 shares were also issued to individuals who were granted options during fiscal year 1997 for services provided in promoting the Company; (iii) on March 25, 1997 a certificate for 10,000 shares was issued to an employee of the Company as severance upon termination of employment; (iv) on March 25, 1997 a certificate for 5,000 shares was issued to a consultant who had contributed services toward completion of the Company's virtual mall; (v) on June 10, 1997 the Company entered into Consulting Agreements with 21 business consultants specializing in the direct distribution marketing industry, pursuant to which options were granted to each consultant to purchase, upon the satisfactory performance of certain services for the Company, 15,000 "unregistered" and "restricted" shares of the Company's common stock at an exercise price of $2.50 per share; and (vi) in January, 1998, options for an additional 1,250,000 shares of the Company's common stock were issued pursuant to the 1996 Stock Option Plan; at an exercise price of $0.38 per share. The foregoing issuances of securities to consultants and employees and the exercise of the options granted pursuant to the 1996 Stock Option Plan, have and will substantially dilute the interest of other stockholders in the Company.

        Voting Control. By virtue of their collective ownership, as of February 28, 1998, of approximately 66% of the Company's outstanding voting securities, Ronald A. Nilsson and Richard T. Smith have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other shareholders. Collectively, these persons may be deemed to have absolute control over the management and affairs of the Company.

        Reliance on Key Personnel; New Management Team. The Company's performance is substantially dependent on the performance of its executive officers and key employees, Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate highly-qualified personnel, especially in management and technical positions. The Company does not have a "key person" life insurance policy on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future growth and success also depends on its ability to identify, hire train and retain other qualified management and technical personnel in the future. The inability to hire and retain necessary personnel could have a material adverse effect on the Company's business operations and financial condition.

        During fiscal year 1998, the Company expanded from approximately 10 employees to approximately 50 employees. The majority of the Company's senior management has joined the Company within the past year, and some of the Company's officers have no prior senior management experience with public companies. The Company's new employees include several key managerial, technical and operations personnel who have not yet been integrated into the Company, and additional personnel may be required in the near future. There can be no assurance that the Company's current or potential personnel, systems or controls will be capable of adequately managing the Company's growth and potential market opportunities.

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

        Volatility of Stock Price.   Any market price for shares of common
    stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

    Item 7.  Financial Statements.

        Financial statements, with the reports of the Company's certifying auditors, follow as part of this Form 10-KSB Annual Report.

    Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.

                             PART III

   Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Directors, Executive Officers, Promoters, and Control Persons
        -------------------------------------------------------------

        The following table sets forth certain information regarding the directors and executive officers of the Company as of June 6, 1998:

               Name                     Age                 Position
               ----                     ---                 --------
    Ronald A. Nilsson                    30       President, Chief Executive
                                                  Officer and Director of WI,
                                                  Director of WI Marketplace
    Duane R. Barney                      42       Chairman of WI Marketplace
                                                  Leadership Committee
    Daniel G. Lloyd                      34       Secretary, Treasurer and
                                                  Chief Financial Officer of
                                                  WI and WI Marketplace
    Robert H. Schneck                    34       Director of WI, President
                                                  and  Director of WI
                                                  Marketplace
    Richard T. Smith                     30       Director of WI and WI
                                                  Marketplace

        All directors of the Company hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

        Ronald A. Nilsson. Mr. Nilsson co-founded Wealth Utah in November, 1995, and has been the President and a Director of the Company since August, 1996. Prior to the organization of Wealth Utah, Mr. Nilsson served from 1992 to 1995 as Executive Import Director at Lu-Shing Enterprises, Taiwan's largest importer and wholesale distributor of water purification components, with responsibility for U.S. vendor relations and import coordination. In 1994, he founded Rantech Enterprises, Inc. ( Rantech ), a Utah-based import company that operates several small manufacturing facilities in Hsintien, Taiwan. Rantech also imports and distributes a variety of electronic products throughout the United States. He attended Brigham Young University from 1989 to 1992, focusing his studies in Mandarin Chinese and International Relations.

        Duane R. Barney Mr. Barney has more than 20 years of business leadership experience in commercial real estate development, sales, management, and related fields. Duane has led several divisions of Equitec Financial Group, Inc. As director of real estate management, director of mortgage acquisitions, and vice president of Equitec Properties Company, a wholly owned subsidiary. Mr. Barney was instrumental in the successful initial public offering of Equitec Financial Group Inc. He was also Director on several other outside boards of directors. Mr. Barney entered into a partnership with Peerless Services Incorporated, where as Executive Vice President, he orchestrated the development acquisition, management, and disposition of real estate portfolios.

        Daniel G. Lloyd. Mr. Lloyd joined the Company as the Chief Financial Officer in August 1997. A Certified Public Accountant, Mr. Lloyd began his career in 1987 with KPMG Peat Marwick, in Washington, D.C., providing audit, tax, and management consulting services to the financial services industry. A member of the Utah, Virginia and District of Columbia Bar Associations, he also practiced law in the corporate and tax departments of law firms in Washington, D.C. and Salt Lake City, Utah. He received a B.A. from the University of Utah, a J.D. from the University of Virginia, and served a judicial clerkship with the United States Tax Court.

        Robert H. Schneck. Mr. Schneck joined WI Marketplace as Vice President of Marketing in November 1995. Prior to joining the Company, Mr. Schneck established and managed a regional chain of real estate and mortgage brokerage offices. In 1987, he participated in the establishment of LPI, Inc., a food service corporation, where he was responsible for marketing, advertising and general management matters. Mr. Schneck attended Brigham Young University.

        Richard T. Smith. Mr. Smith co-founded Wealth Utah in November, 1995, and presently serves as a Director of the Company, which position he has held since August, 1996. He studied marketing and finance at Utah State University in 1987 and 1988. In 1989, Mr. Smith founded Graphic Systems, Inc., an innovative leader in thermalchromatic textile and paper manufacturing. From 1989 to 1994, he served as President of Graphic Systems, where he developed the color-change T-shirt, and had responsibilities covering financing, market analysis and strategic planning, distribution and home-based business development. From 1995 to the present, Mr. Smith has served as founder and President of ONYD, an entrepreneurial marketing and product development firm, which markets creative inventions through mass media and distribution channels.

        Material Employment Contracts
        -----------------------------

        Only one executive officer of the Company, Daniel G. Lloyd, has an employment agreement with the Company. The agreement has an initial term of 1 year, and includes non-competition and confidentiality provisions.

        Termination of Employment and Change in Control Arrangements
        ------------------------------------------------------------

        Not applicable.

        Section 16(a) Beneficial Ownership Reporting Compliance
        -------------------------------------------------------

        Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who beneficially own more than ten percent of a fully reporting company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not a fully reporting company, and, accordingly, not subject to such reporting requirements.

    Item 10. Executive Compensation.

        Executive Compensation Summary Information
        ------------------------------------------

        The compensation information set forth on the following table summarizes the compensation received by Ronald A. Nilsson, Duane
    Barney, Daniel G. Lloyd, and Robert H. Schneck for the past fiscal year, derived from their operation of the Company.

    Name and Principal   Salary   Bonus   Other     Securities     All Other
      Position             ($)     ($)1  Annual     Underlying   Compensation
                                         Comp-      Option/SARs       ($)
                                        ensation       (#)
    ------------------   ------   ----- --------    -----------  ------------
    Ronald A. Nilsson    86,144  10,503   None          None           0

    Duane R. Barney      49,274       0   None         500,000         0

    Daniel G. Lloyd      49,407       0   None         750,000         0

    Robert H. Schneck    69,572  10,950   None           None          0

    Richard T. Smith    109,108  14,192   None           None          0

    1 The Company provides bonus compensation to certain executive officers in accordance with an incentive bonus program. Under the bonus program, the Company's Board of Directors considers the relative contribution of each included executive officer to the overall profitability of the Company on a periodic basis, based on sales, revenues, and overall Company performance, and allocates bonus compensation accordingly.

         With respect to long-term compensation, other than grants of options listed in the above table, the Company made no restricted stock awards or Long-Term Incentive Plan payouts during the fiscal year ended February 28, 1998.

         Stock Option and Stock Appreciation Rights Grants in the Fiscal Year Ending February 28, 1998
         ------------------------

         No Stock Appreciation Rights ("SARs") were granted by the Company during the fiscal year ended February 28, 1998. The Company has granted the following stock options to certain officers of the Company, pursuant to the Company's 1996 Stock Option Plan (described below):

                        Individual Grants1                   Present Value of
                                                             the Grant at the
                                                              Date of Grant
     Name        Number of  Percent of  Exercise  Expiriation  Grant Date
                Securities Total Options  Price      Date      Present Value
                 Underlying Granted To  ($/share)                  ($)
                  Options  Employees in
                Granted (#) Fiscal Year
                                (%)
     ----       ---------- ------------ --------  ---------- ---------------
Ronald A. Nillson  None       N/A         N/A        N/A           N/A
Daniel G. Lloyd   750,000     60%        0.38      Jan. 18, 2003 285,000
Duane R. Barney   500,000     40%        0.38      Jan. 18, 2003 252,500
Richard T. Smith   None       N/A         N/A        N/A           N/A
Robert Schneck     None       N/A         N/A        N/A           N/A

         1996 Stock Option Plan
         ----------------------

        The Company's 1996 Stock Option Plan (the "Plan") provides for the award of incentive stock options to key employees and the award of nonqualified stock options, as well as awards of stock and rights to purchase stock, to employees and certain non-employees who have important relationships with the Company. 16,000,000 shares of the Company's common stock are available for issuance pursuant to awards granted under the Plan.

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

        During the fiscal year ended February 28, 1998, the Company granted options to employees under the Plan for the purchase of a total of 1,250,000 shares of the Company's common stock. As of February 28, 1998, there were options outstanding under the Plan for the purchase of an aggregate of 2,545,000 shares of stock, which were exercisable as to shares in the current fiscal year.

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
        --------------------------

        There were no exercises of options by the Company's directors or executive officers during the past fiscal year.

    Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of February 28, 1998, the number of shares of the Company's common stock, held by all persons known to the Company to be beneficial owners of more than five percent of the Company's common stock (the Company's only class of voting securities) and by executive officers and directors of the Company individually and as a group. Except as otherwise indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for such person in the table.

        Name/Address of 5% Beneficial Owner,
             Director, Officer1              Number of Shares Percent of Class
        -----------------------------------  ---------------- ----------------
    Ronald A. Nilsson2,3
    243 East 100 North, Spanish Fork, Utah        5,038,890         37.88%
    Richard T. Smith3
    295 E. Center Street, Springville, Utah       4,023,890         30.25%
    Daniel G. Lloyd
    4958 Naniloa Drive, Salt Lake City, Utah        100,000          0.75%
    Robert H. Schneck
    1121 S. 3400 E. Springville, Utah               300,000          2.25%

    Officers and Directors as a Group (6 persons) 9,462,780         71.14%

        As of February 28, 1998, Cede & Co. held of record 990,435 shares of the Company's common stock (approximately 7.45% of the total number of shares of common stock outstanding). It is the Company's understanding that Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

        Ronald A. Nilsson disclaims beneficial ownership of 4,000 shares of the Company's common stock held by the Nilsson Family Trust.

        Ronald A. Nilsson and Richard T. Smith have an oral agreement pursuant to which they consult with each other concerning the election to the Company's Board of Directors of mutually acceptable members.

        Certain Relationships and Related Party Transactions
        ----------------------------------------------------

        Ron Nilsson is the owner of an import company, Rantech Enterprises. Rantech was affiliated with the Company in the initial phases of development of the Company's vender relationships. The Company's relationship with Rantech has been approved by resolution of the Board of Directors of the Company. The Company anticipates that its relationship with Rantech will decrease in significance as the Company continues to consolidate internally within the Company the acquisition, warehousing (if necessary), and distribution of all products offered for sale on the WI Mall.

        In January 1998, WI Marketplace received a loan in the amount of $40,000 from Courtney and Nancy Smith, parents of Richard Smith, a director of the Company, to cover expenses related to the establishment of WI Marketplace. The term of the loan was 6 months, and interest accrued during that time at a rate of 10.5%. As of February 28, 1998, the Company was current on all payments under the loan, with an outstanding principal balance of $33,168.

    Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

    (a) Regulation S-B Exhibits incorporated by reference:

         See fiscal year 1997 Form10-KSB Annual Report previously filed with the Securities & Exchange Commission for the following documents:

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

          Consent of Grant Thornton LLP, the Company's certifying accountants.

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

                                       WORLD INTERNETWORKS, INC.



Date: 6/15/98                          /s/Ronald A. Nilsson
     -------------                     ----------------------------
                                       Ronald A. Nilsson, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: 6/15/98                         /s/Ronald A. Nilsson
     ------------                     --------------------------------
                                      Ronald A. Nilsson, President and
                                      Director


Date: 6/15/98                         /s/Richard T. Smith
     ------------                     --------------------------------
                                      Richard T. Smith, Director


Date: 6/15/98                         /s/Daniel G. Lloyd
     ------------                     ---------------------------------
                                      Daniel G. Lloyd, Chief Financial Officer

                 WORLD INTERNETWORKS, INC. AND SUBSIDIARY
                  (FORMERLY WEALTH INTERNATIONAL, INC.)

              CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        FEBRUARY 28, 1998 AND 1997

                              C O N T E N T S


                                                           Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           1

CONSOLIDATED FINANCIAL STATEMENTS
         BALANCE SHEETS                                      3
         STATEMENTS OF OPERATIONS                            4
         STATEMENTS OF STOCKHOLDERS  DEFICIT                 5
         STATEMENTS OF CASH FLOWS                            6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7

                           REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
World InterNetWorks, Inc.

We have audited the accompanying consolidated balance sheets of World InterNetWorks, Inc., (formerly Wealth International, Inc.) and Subsidiary as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World InterNetWorks, Inc., and Subsidiary as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $680,930 and $492,207 during the years ended February 28, 1998, and 1997, respectively. As of February 28, 1998, the Company's current liabilities exceeded its current assets by $1,122,359 and its total liabilities exceeded its total assets by $510,030. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/GRANT THORNTON LLP

Provo, Utah
May 8, 1998

                     CONSOLIDATED FINANCIAL STATEMENTS
                 World InterNetWorks, Inc., and Subsidiary
                   (formerly Wealth International, Inc.)
                        CONSOLIDATED BALANCE SHEETS
                               February 28,
                                 ASSETS
                                          1998                  1997
     CURRENT ASSETS
     Cash and cash equivalents            $  126,029           $  78,959
     Accounts receivable                     223,853                 -
     Inventories (Note C)                    103,955              11,988
     Total current assets                    453,837              90,947

     PROPERTY AND EQUIPMENT, at cost,
       net (Notes D and G)                   519,704             151,050
     OTHER ASSETS (Note E)                   103,811              22,370
                                          $1,077,352           $ 264,367

LIABILITIES AND STOCKHOLDERS  DEFICIT

      CURRENT LIABILITIES
      Accounts payable                    $  402,832             $61,614
      Related party note payable (Note E)     33,128              61,617
      Current maturities of capital lease
         obligations (Note G)                  5,134                 -
      Accrued liabilities (Note F)           404,525             155,576
      Deferred revenue                       730,577             353,307
      Total current liabilities            1,576,196             632,114

CAPITAL LEASE OBLIGATIONS, less current
          Maturities (Note G)                 11,186                 -

COMMITMENTS AND CONTINGENCIES (Notes J and L)    -                   -

STOCKHOLDERS  DEFICIT (Note I)

Common stock, $0.001 par value
     Authorized - 500,000,000 shares
     Issued  13,300,956 shares in 1998
     And 11,934,956 shares in 1997            13,301              11,935

Additional paid-in capital                 1,088,318             468,954
Employee notes receivable (Note E)           (78,897)                -
Treasury stock, at cost (1,020 shares)        (3,186)                -
Accumulated deficit                       (1,529,566)           (848,646)
                                            (510,030)           (367,747)
                                         $ 1,077,352           $ 264,367

     The accompanying notes are an integral part of these statements.

                 World InterNetWorks, Inc., and Subsidiary
                   (formerly Wealth International, Inc.)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         Year ended February 28,
                                                 1998            1997
Net revenues (Note K)                        $ 7,762,125        $1,946,942
Cost of products sold                            999,612           856,953
Gross profit                                   6,762,513         1,089,989

Operating expenses
Commissions                                    4,456,907           796,763
Selling, general and administrative (Note L)   2,986,536           785,433
                                               7,443,443         1,582,196
Loss before income taxes                        (680,930)         (492,207)
Income taxes (Note H)                                -                 -

NET LOSS                                     $  (680,930)      $  (492,207)

Net loss per common share - basic (Note M)   $     (0.05)      $     (0.04)

Weighted average shares outstanding           13,078,256        11,580,956

     The accompanying notes are an integral part of these statements.

                World InterNetWorks, Inc., and Subsidiary
                 (formerly, Wealth International, Inc.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS  DEFICIT
                 Years ended February 28, 1998 and 1997

                                  Treasury  Capital in  Employee Accumu-
                     Common stock   stock    excess of   notes   lated
                   Shares   Amount amount  par value receivable deficit  Total
Balances as of
March 1, 1996      182,000  $  182 $   -   $239,965 $  - $(356,429) $(116,282)

Issuance of
common stock
from minimum
share resolution
from stock split    19,976     20      -       (20)    -      -           -

Net issuance of
common stock
from reverse
acquisition (Note
A2)             11,008,980 11,009      -   (11,009)    -      -           -

Issuance of
common stock
for consulting
services
at $0.02 per share
(Note I)           300,000    300      -    5,700      -      -        6,000

Issuance of
common stock
from the exercise
of options         424,000    424      -  234,318      -      -      234,742

Net loss for 1997      -      -        -      -        - (492,207)  (492,207)

Balances as of
February 28,
1997            11,934,956 11,935      -  468,954      - (848,636)  (367,747)

Issuance of
common stock
from the exercise
of options
(Note E)         1,366,000  1,366      -  563,364 (37,500)    -      527,230

Issuance of
notes receivable
to employees
(Note E)               -      -        -      -   (41,397)    -      (41,397)

Award of
common stock to
an officer (Note I)    -      -        -   56,000     -       -       56,000

Purchase of
treasury stock         -      -    (3,186)    -       -       -       (3,186)

Net loss for 1998      -      -       -       -       -  (680,930)  (680,930)

Balances as of
February 28,
1998       13,300,956 $13,301$(3,186)$1,088,318$(78,897)$(1,529,566)$(510,030)

     The accompanying notes are an integral part of these statements.

                      World InterNetWorks, Inc., and Subsidiary
                        (formerly Wealth International Inc.)
                              STATEMENT OF CASH FLOWS
                              Year ended February 28,
                                                      1998           1997
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities                $ (624,930) $(492,207)
    Net loss
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities         181,310     26,409
         Depreciation and amortization                    56,000        -
         Stock award compensation expense
         Changes in assets and liabilities
            Accounts receivable                         (223,853)       -
            Inventories                                  (91,967)   (11,988)
            Accounts payable                             341,218     39,813
            Accrued liabilities                          248,949    134,356
            Deferred revenue                             377,270    242,301
            Other assets                                 (81,441)   (15,545)

                 Total adjustments                       807,486    415,346

                 Net cash provided by (used in)
                 operating activities                    182,556    (76,861)

  Cash flows from investing activities
    Purchase of property and equipment                  (541,561)  (155,709)
    Proceeds from disposal of property                    13,049        -
                 Net cash used in investing activities  (528,512)  (155,709)

  Cash flows from financing activities
    Proceeds from issuance of common stock               471,230    240,742
    Purchase of treasury stock                            (3,186)       -
    Increase in employee notes receivable                (41,397)       -
    Proceeds from related party note payable              40,000     11,617
    Principal payments on related party note payable     (68,489)       -
    Principal payments on capital leases                  (5,132)       -
                 Net cash provided by financing
                 activities                              393,026    252,359

Net Increase in cash and cash equivalents                 47,070     19,789

Cash and cash equivalents at beginning of year            78,959     59,170

Cash and cash equivalents at end of year                $126,029    $78,959

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                $  5,715   $  4,849

Other noncash financing activities
  The Company has entered into capital lease obligations for acquisition of equipment in the amount of $21,452 in 1998. Also during 1998, the Company issued common stock in exchange for a $37,500 employee note receivable.

The accompanying notes are an integral part of these statements.

                      World InterNetWorks Inc., and Subsidiary
                        (formerly Wealth International, Inc.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              February 28,1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. Nature Of operations

World InterNetWorks, Inc., a Nevada corporation, through its wholly-owned. subsidiary, World Internet Marketplace, Inc., a Utah corporation (collectively, the Company), Is engaged in the marketing and distribution of products and services relating to commerce on the Internet. The Company sells its products or services to a sales force of independent distributors who use the products or services themselves or resell them, to consumers- Prior to 1998, World InterNetWorks, Inc. was known as Wealth International, Inc.
The Company`s revenues are substantially derived from two categories of products or services. First, the Company provides personal and commercial web
site development and Maintenance and Internet training.   Second, the Company
operates a "virtual mall" on an Internet web site. The "virtual mall" functions as an online department store. Most orders are shipped directly from the manufacturer or wholesaler to the customer.

2.  Organization

On August 27, 1996, the stockholders of Impressive Ventures LTD (the public shell), a non-operating developmental stage company, approved an agreement wherein the of the Company obtained control of the public shell. This transaction has been treated as an acquisition of the public shall by the Company, and as a recapitalization of the subsidiary. The agreement required the of the company to exchange all of their common shares far 11,008,980 common shares of the public shell, after the effects of a reverse stock split of 250 for 1 and later a stock split of 1 to 4. The public shell had no operations or significant assets. The Company was established in November of 1995 and operated as a partnership until its incorporation in July 1996.

After the transaction was complete, the public shell's name was changed to World InterNetWorks, Inc. and the operating subsidiariey's name was changed to World Internet Marketplace, Inc. (WI)- The consolidated financial statements include the accounts of World InterNetWorks, Inc. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

3. Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

4. Inventories

Inventories are stated at the lower of coat or market using the first-in, first-out method. Most product sales are shipped directly to the customer from the manufacturer and are not carried by the Company as inventories.

5. Depreciation and amortization

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lesser of their economic lives or the life of the respective lease. For financial reporting purposes, the straight-line method of depreciation is followed. Accelerated methods of depreciation are used for tax purposes.

Maintenance and repairs, which neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

6. Software development Costs

Software development costs for internally used software are capitalized beginning when adequate funds am committed and technological feasibility for the project is established up to the time the product is ready for internal use. Research and development costs related to software development are expensed as incurred. Research and development expenses approximated $102,000 and $24,000 in 1998 and 1997, respectively.

7. Deferred revenue

Independent sales representatives maintain their affiliation with the Company through purchasing a specified amount of either goods or points on a monthly basis. Points can be redeemed at one US dollar per point at a later date and expire one year from the date of purchase. Revenues received for point purchases are deferred and recorded in income during the period in which the related points are redeemed for Product.

8.  Revenue recognition

The Company generally receives the sales price of its web pages and products in cash at the time orders are made. Sales are generally recorded at the time the Web page is activated or the product is shipped.

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

10. Common stock split and reverse split

During 1997, the Company effected a reverse stock split of 250 for 1 and, subsequently, a stock split of 1 for 4. The accompanying financial statement have been restated to reflect these stock splits for all periods presented.

11. Product return

The Company's refund program generally provides that an independent sales representative may cancel a web page or return defective merchandise for the amount of the purchase price up to three days from the date of purchase. After three days, customers, receive points for the amount of the purchase price, less restocking fee. The Company has established a provision for sales returns which is included in accrued liabilities.

12. Net loss per common share-basis

Net loss per common share - basic is based on the weighted average number of common shares outstanding during each period (Note M).

13. Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

14. Recently issued accounting pronouncements not yet adopted

Comprehensive income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details, of comprehensive income that arise in the reporting period. Comprehensive income consists of not income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income included, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities-SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements promoted for comparative purposes.

Disclosure of segments

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment in a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources.

The Company does not believe that the adaption of SFAS 130 and SPAS 131 will have a material effect on the Company's consolidated financial statements.

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial 1osses from operations in recent years The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes that revenues generated from operations will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through the end of the fiscal year 1999. This belief is substantially based on three factors: (i) the Company has experienced growth in the number of its independent distributors; (ii) the Company has streamlined its operations, resulting in increased economic efficiencies; and
(iii) the Company has developed a substantial number of new internet based commerce products, which have the potential of significantly increasing future sales.

NOTE C - INVENTORIES

Inventories, at cost, consist of the following:

                                                1998                   1997
        Product                               $24,440                $11,988
        Sales aids                             79,515                    -
                                             $103,955                $11,988

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at cost, and estimated useful lives are as follows:
                                               1998         1997
years
        Furniture and equipment              $369,390     $ 56,116         7
        Leasehold improvements                 54,108       50,000         5
        Computer Software                     243,697       72,652        3-5
                                              667,195      178,768
        Less accumulated depreciation and
        amortization                         (147,491)     (27,718)
                                             $519,704     $151,050

Assets under capital leases of $21,452 (net of $5,133 of accumulated amortization) are included in property and equipment at February 28, 1998. There were no assets under capital leases as of February 28, 1997.

NOTE E - RELATED PARTY AND EMPLOYEE TRANSACTIONS

The Company holds notes receivable from two employees. The notes are due on demand, accrue interest at 6-0% and are collateralized by common stock of the Company.

The Company also holds a note receivable from an employee, due upon the sale of collateral, but no later than May 2003. The note accrues interest at 6.0% and is collateralized by common stock of the Company.

The Company has a note payable to family members of a stockholder with an interest rate of 10.5%. The note is due in full during fiscal 1999 and is not collateralized.

During 1998, the Company advanced $80,000 to a former employee as a deposit for the purchase of a building.

During 1997, the Company purchased $19,540 of equipment from an entity owned by a stockholder of the Company.

During 1998, the Company made payments of approximately $78,000 to a stockholder for consulting services.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                  1998             1997
          Sales taxes                            $ 60,148       $ 45,087
          Wages and vacation                      114,377         35,489
          Allowance for product returns           195,000         75,000
          Other                                    35,000            -
                                                 $404,525       $155,576

NOTE G - CAPITAL LEASE OBLIGATIONS

The Company holds equipment under capital lease obligations. The obligations are collateralized by equipment. The following is a schedule by years of future minimum lease payments under, capital leases together with the present value of the net lease payments:

          Year ending February 28,
                    1999                             $ 5,938
                    2000                               5,938
                    2001                               3,595
                    2002                               3,595
                    Thereafter                           -
                    Total minimum lease payments      19,066
                    Less amount representing interest (2,746)
                    Present value of net minimum lease
                          payments                    16,320
                    Less current maturities           (5,134)
                                                      11,186

NOTE H - INCOME TAXES

As of February 28, 1998, the Company had federal and state net operating loss carryforwards of approximately $3,238,000. The net operating losses will expire at various dates beginning in years 2012 through 2013, if not utilized.

The Company operated, for tax purposes, as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership. Accordingly, the Company was not subject to federal income taxes on Company operating results for the period in which the partnership was in existence, and no provision or current liability or asset for federal, or state income taxes for those periods has been reflected.

Deferred income taxes reflect the net tax effects of temporary differences between, the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of February 25, 1998 and 1997 are as follows:

                                                       1998           1997
      Long-term deferred tax assets (liabilities)
         Net Operating loss Carryforward             $1,207,633    $145,600
         Allowance for product returns                   72,735      28,349
         Deferred compensation                           12,976         -
                                                      1,293,344     173,949
      Software developed for internal use               (38,896)    (14,512)
                                                      1,254,448     159,437
      Less Valuation allowance                       (1,254,448)   (159,437)
                                                     $      -      $    -

There were no deferred tax assets or income tax benefit recorded in the financial statements for net deductible temporary differences or the not operating loss carryforward due to the fact that the likelihood of realization of the related tax benefits cannot be established. The net valuation allowance increased by $1,095,011, during the year ended February 28, 1998.

As of February 23, 1998, approximately $866,756 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be credited directly to additional paid-in capital.

Reconciliation of income taxes computed at the federal statutory rate of 34% and the recorded income taxes for 1998 and 1997 are as follows:

                                                        1998            1997
         Tax benefit at statutory rate                $(212,476)    $(167,350)
         Partnership loss not included in tax benefit       -          23,597
         State taxes, net of federal benefit            (20,623)      (16,243)
         All other                                        4,844           559
         Adjustment of Valuation allowance for
            deferred tax assets                       $ 228,255      $159,437
                                                      $     -        $    -

NOTE I - STOCK OPTIONS AND STOCK AWARDS

Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4 for 1 stock split increased the number of shares available for stock options and awards to 16,000,000. These shares may be issued, as incentive stock options, non-qualified stock options or awards.

Incentive stock options

Under the plan, incentive stock options, may be granted to employees and officers. During 1998, 1,565,000 incentive stock options were granted under the plan. Incentive stock options vest at graded rates over the vesting periods. The exercise price for incentive stock options may not be less than the fair market value per share of common stock on the grant date. In the case of incentive stock options granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market price per share of common stock on the grant date. An employee may not be granted incentive stock options that would entitle the employee to purchase more than $100,000 in fair market value of common stock in the year in which the options are exercisable for the first time.

Non qualified options

Employees, officers, directors and consultants may be granted non-qualified options. Directors, officers, employees and consultants are also eligible for awards of stock and opportunities to make direct purchases of stock in the Company. During 1998 there were no non-qualified options granted under the plan. Non-qualified options vest at graded rates over the vesting periods. Non-qualified options also include options which are performanced based.
These options vest 20% each time the grantee sells a designated number of storefronts for the Company. The exercise price for non-qualified stock options may not be less than the lessor of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the grant date, or (ii) 50% of the fair market value per share of common stock on the grant date.

Fair market value of options granted

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SPAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Option No. 25, under which no significant compensation cost has been recognized. Had the compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                       1998             1997

                  Net loss    As reported           $(624,930)     $(492,207)
                              Pro forma              (637,814)      (495,901)
                  Loss per    as reported               (0.05)         (0.04)
                  common share
                  - basic     Pro forma                 (0.05)         (0.04)

The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted average assumptions for 1998 and 1997: expected volatility of 88% and 150% for 1998 and 1997, respectively, risk-free interest; rate of 6.10% and expected life of 4 years for both 1998 and 1997. The weighted average fair value of options granted in $0.35 and $0.005 per share in 1998 and 1997, respectively.

Option pricing models require the input of highly sensitive assumptions including the expected stock price volatility. Also the Company's stock options have characteristics significantly, different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

Information with respect to the Company's stock option plan at February 28, 1998 is as fol1ows:

                                   Stock              Exercise  Weighted avg.
                                  Options              Price   Exercise price

Outstanding at March 1, 1996 -
Granted                           4,935,000          $0.25-2.50      $0.34
Exercised                          (424,000)          0.25-0.50       0.40
Outstanding at February 28, 1997  4,511,000           0.25-2.50       0.33
Granted                           1,565,000           0.38-2.50       0.76
Exercised                        (1,366,000)          0.25-0.50       0.46
canceled                           (592,000)          0.25-2.50       0.36
Outstanding at February 28, 1998  4,118,000           0.25-2.50       0.48
Exercisable at February 28, 1998  1,778,000           O.25-0.50       0.34

Additional information, about stock option outstanding and exercisable at February 28,1998 is as follows:

Options outstanding:
                        Exercise    Number     Weighted - Avg   Remaining
   Option Type           prices   Outstanding  Exercise Price Contractual Life
  Non-qualified          $0.25     787,000                        4 years
                          0.50     329,000
                          2.50     315,000
                                 1,431,000             $0.80
 Incentive                0.25   1,437,000                        3 Years
                          0.38   1,250,000
                                 2,687,000             $0.32

Options Exercisable:
                                         Number              Weighted-Average
   Option Type       Exercise Prices   Exercisable             Exercise Price
  Non-qualified          $0.25          208,000
                          0.50          389,000
                                        597,000                     $0.41
  Incentive              $0.25          681,000
                          0.38          500,000
                                      1,181,000                      0.31

Stock awards

During 1998, a stockholder gave 100,000 shares of the Company's restricted common stock to an officer of the Company. The firm market value of the stock on the date of gift was estimated to be $56,000 and has been recorded as compensation expense.

During 1997, the Company issued. 300,000 shares of common stock to a consultant who assisted with the reverse merger. Also during 1997, certain stockholders gave 300,000 shares of common stock to a consultant for services rendered. The fair market value of the stock on the dates of both was $0.02 per share or $12,000.

NOTE J - COMMITMENT AND CONTINGENCIES

1. Litigation and claims

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of February 28, 1998.

2. Leases

The following is a schedule of future minimum annual rental payments for real property required under an operating lease having a remaining non cancelable lease term in excess of one year:

        Year Ending February 28
                1999                          $ 100,386
                2000                             86,070
                2001                             88,495
                2002                             75,430
                Thereafter                          -
                                              $ 350,381

Rent expense -totaled $139,516 for the year ended February 28, 1998 ($18,211 in 1997).

NOTE K - CONCENTRATION

Of the Company's, total net revenues for 1998, approximately 69% were generated from a single independent distributor(49% in 1997).

NOTE L - COMMERCIAL USE OF THE INTERNET

Critical issues concerning the viable commercial use of the Internet remain unresolved and may impact the growth of Internet use. Such issues include security, reliability, cost, ease of use and access, and quality of service. The Company believes that its products and services may be economically and commercially marketed using the Internet and furthermore that the number of users of the Internet will continue to grow. Marketing and distribution of the Company's products and services will depend in large part on a robust Internet industry, and adequate infrastructure for providing Internet access and carrying growing Internet traffic.

NOTE M - NET LOSS PER COMMON SHARE - BASIC

During February of 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement changed the method in which earnings (loss) per share are, determined. The new standard requires the computation of basic earnings (loss) per share and earnings (loss) per share assuming dilution. Adoption of this statement has been applied retroactively and the 1997 net loss per common share amounts have been recomputed applying the new standard and has not had an impact on net loss per common share. Options to purchase 4,318,000 and 4,511,000 shares of common stock at $0.25 to $2.50 per share were outstanding during the years ended February 28, 1998 and 1997, respectively. They were not included in the computation of net loss per common share because they would have had an anti-dilutive effect on the net loss per common share for the years ended February 28, 1998 and 1997. Net loss per common share basic and assuming dilution were the same for the years ended February 23, 1998 and 1997, respectively.