Form 10QSB
period 1998-05-31
WORLD INTERNETWORKS INC
filed 1998-07-15
CIK 793981

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     May 31, 1998
                                        -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from     to

        Commission File Number     033-05844-NY

                    WORLD INTERNETWORKS, INC.
              -------------------------------------
          (Name of small business issuer in its charter)


              Nevada                        87-0443026
 --------------------------------------------------------------------------
      (State of incorporation)        (I.R.S. Employer Identification No.)


    5152 North Edgewood Drive, Suite 250, Provo, Utah    84604
   ------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

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

     The number of shares outstanding of the issuer's common stock as of July 13, 1998 was 13,704,376 shares.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]














                    WORLD INTERNETWORKS, INC.

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

SIGNATURES

                  PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

     The interim financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended February 28, 1998.

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial condition as of May 31, 1998 and February 28, 1998, and the results of operations for the three month periods ended May 31, 1998 and 1997. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three months period ended May 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending February 28, 1999.

                    WORLD INTERNETWORKS, INC.
              Consolidated Balance Sheet (Unaudited)
             For the three months ended May 31, 1998
             and fiscal year ended February 28, 1998

                              ASSETS

                                             May 31, 1998  February 28, 1998
                                             ------------  ------------------
CURRENT ASSETS:
     Cash and cash equivalents                $   68,914   $   126,029
     Accounts receivable                          71,552       223,853
     Inventories                                 183,438       103,955
     Prepaid expenses                              3,000    ------------
                                             ------------
               Total current assets              326,904       453,837

PROPERTY AND EQUIPMENT, AT COST, NET             503,859       519,704

OTHER ASSETS                                     108,211       103,811
                                             ------------  ------------
                                             $   955,974   $ 1,077,352
                                             ============  ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                        $  485,808    $   402,832
     Notes payable                               59,128         33,128
     Current maturities of capital
          lease obligation                                       5,134
     Accrued liabilities                        270,455        404,525
     Deferred revenue                           826,705        730,577
                                             -----------  -------------
               Total current liabilities      1,642,096      1,576,196
COMMITMENT AND CONTINGENCIES
CAPITAL LEASE OBLIGATIONS                                       11,186

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value
          Authorized 500,000,000 shares
          Issued and outstanding 13,514,376 on
          May 31, 1998; 13,300,956 on February
          28, 1997                               13,514         13,301
     Capital in excess of par value           1,207,905      1,088,318
     Employee note receivable                   (77,500)       (78,897)
     Treasury stock, at cost                     (3,186)        (3,186)
     Accumulated deficit                     (1,826,855)    (1,529,566)

           Total stockholders' deficit         (686,122)      (510,030)
                                             -----------    -----------
                                             $  955,974     $1,077,352
                                             ===========    ===========

The accompanying notes form an integral part of these consolidated financial statements.

                    WORLD INTERNETWORKS, INC.
         Consolidated Statement of Operations (Unaudited)
     For the three months ended May 31, 1998 and May 31, 1997


                                              May 31, 1998     May 31, 1997
                                             ---------------  --------------
Net sales                                    $    1,262,318   $     978,762

Cost of products sold                               273,563         302,108
                                             ---------------  --------------
         Gross profit                               988,755         676,654

Operating expenses
     Commissions                                    517,033         406,225
     Selling, general and administrative expenses   770,763         629,849
                                             ---------------  ---------------
          Total operating expenses                1,287,796       1,036,074
                                             ---------------  --------------
          Loss before income tax benefit           (299,041)       (359,419)

Income tax benefit                                       -              -
                                             ---------------  ---------------
Net loss                                     $     (299,041)  $    (359,419)
                                             ===============  ===============
Weighted average common shares outstanding       13,407,666      12,666,164

Net loss per common share                    $        (0.02)   $      (0.03)


The accompanying notes are an integral part of these consolidated financial statements.

                    WORLD INTERNETWORKS, INC.
         Consolidated Statement of Cash Flows (Unaudited)
     For the three months ended May 31, 1998 and May 31, 1997

                                                    May 31, 1998    May 31, 1997
                                                   ---------------  ---------------

Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
          Net loss                                 $    (299,041)   $    (359,419)
          Adjustments to reconcile net loss to net
           cash provided by (used in) operating
           activities
               Depreciation and amortization              50,892           21,092
               Changes in assets and liabilities
                   Inventories                           (79,483)           4,128
                   Accounts receivable                   153,699
                   Prepaid expenses                       (3,000)              -
                   Other assets                          (21,400)         (31,568)
                   Accounts payable                       82,975           44,498
                   Accrued liabilities                  (122,638)          40,051
                   Deferred revenue                       96,128         (129,458)
                                                  ---------------   ---------------
                   Total adjustments                     157,173          (51,257)
                                                  ---------------   ---------------
                   Net cash provided by (used in)
                       operating activities             (121,675)        (410,676)


Cash flows from investing activities
     Purchase of property and equipment                  (35,046)        (190,033)

Cash flows from financing activities
     Proceeds from issuance of common stock              119,800          537,586
                                                  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents                                    (57,114)         (63,123)

Cash and cash equivalents at beginning of quarter        126,029           78,959
                                                  ---------------  ---------------
Cash and cash equivalents at end of quarter       $       68,915   $       15,836
                                                  ===============  ===============

The accompanying notes form an integral part of these consolidated financial statements.


                    WORLD INTERNETWORKS, INC.

       NOTES TO UNAUDITED CONSOLDATED FINANCIAL STATEMENTS

         May 31, 1998, February 28, 1998 and May 31, 1997


A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

1.   Nature of Operations.

World InterNetworks, Inc., a Nevada corporation, through its wholly-owned subsidiary, World Internet Marketplace, Inc., a Utah corporation (collectively, the "Company"), is engaged in marketing and distributing products and services relating to Internet commerce. The Company sells its products and services to a network of independent distributors, who use the products and services themselves, or sell the products and services to other customers.

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

After the transaction was completed, the Company changed its name to Wealth International, Inc., a Nevada corporation, and the operating subsidiary (Wealth Utah) subsequently changed its name to World Internet Marketplace, Inc. Wealth Nevada changed its name to World InterNetworks in January, 1998 to more accurately reflect the nature of the Company's business. The unaudited consolidated financial statements include the accounts of World InterNetworks, Inc. and its wholly-owned subsidiary. All material inter-company accounts and transactions have been eliminated.

3.  Pro Forma Financial Information.

The Company's subsidiary, World Internet Marketplace, Inc., operated for federal and state income tax purposes as a partnership from inception in November 1995 to its incorporation in July 10, 1996. During such time, the subsidiary's operating results were or will be taxed, with certain exceptions, for federal and certain state income tax purposes directly to the partners of such partnership, rather than to the Company. The pro forma financial information contained in the unaudited financial statements herein is presented to show the effects on the historical financial information had the Company's subsidiary had not been treated as a partnership for income tax purposes for the periods mentioned above. Because the Company has elected not to record a deferred tax benefit during the quarter ended May 31, 1998, the pro forma financial information is the same as the historical loss before income tax benefit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for First Quarter of Fiscal Year Ending February 28,
--------------------------------------------------------------------------
1999 (FY1998) Compared to First Quarter of Fiscal Year Ended February 28,
-------------------------------------------------------------------------
198 (FY1997)
------------

     Net sales increased 31% to $1,282,318 from $978,762 for the three months ended May 31, 1998 compared with the same period in FY1998. This increase in net sales is primarily attributable to the growth in the Company's independent distributor base.

     The Company's cost of sales as a percentage of net sales has decreased for the three month period ended May 31, 1998 to 22% of net sales as compared to 31% of net sales for the three months ended May 31, 1997. The improvement was due primarily to increased efficiency of operations resulting mainly from economies of scale in production of the Company's products and services arising from increased sales volume.

     Distributor commissions of $517,033 (41% of net sales) paid during the three months ended May 31, 1997 represented an increase of $110,808 from $406,225 (42% of net sales) paid in the same period of FY1998. The increase in distributor incentives was primarily due to an increased number of distributors and a corresponding increase in the total volume of products and services sold by the Company. The Company's distributors are paid commissions based on the volume of sales generated by their independent distribution network and through their Internet web sites. Commissions are paid on weekly basis.

     Selling, general and administrative expenses (excluding distributor commissions) during the three months ended May 31, 1998 totaled $770,763 or 61% of net sales, compared to $629,849 or 64% of net sales for the same period of FY1998. The increase of 22% in selling, general and administrative expenses primarily resulted from an increased need for customer support services and office facilities to meet the demands of increased sales volume and the increase in the number of the Company's distributors. The Company expects that selling, general and administrative expenses will continue to grow in keeping with an increase in sales of the Company's products and services.

      Net loss for the three month period ended May 31, 1998 was $299,041, compared with a net loss of $359,419 for the three month period ended May 31, 1997, or a 17% lower net loss. The decrease in net loss is primarily attributable to lower costs incurred by the Company in continuing to develop and build the Company's computer network and Internet infrastructure, and development costs related to maintenance of and improvements to the Company's Internet site on the World Wide Web. Net loss per share during the first quarter of the Company's FY1999 was $(0.02).



          Liquidity and Capital Resources
          --------------------------------

     At May 31, 1998, current assets of the Company totaled approximately $326,904 and current liabilities were approximately $1,642,096. The Company's current ratio at May 31, 1998 was .20 to 1, compared to .29 to 1 at the end of FY1998.

     As of May 31, 1998, the Company's primary source of liquidity was revenues generated by continuing operations. The Company believes that such revenues will be sufficient to satisfy the Company's cash needs for working capital and capital expenditures until May 31, 1999. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. If cash generated from continuing operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity securities. Such a sale of additional equity securities would result in additional dilution to the Company's existing shareholders. There can be no assurance that additional financing, if required, will be available to the Company on favorable terms.

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

     In March 1998, Paulette Arnold, a private citizen, filed a complaint against World Internet Marketplace, Inc. in Knoxville County, Tennessee, alleging an undetailed claim of breach of contract by World Internet Marketplace, Inc. in the amount of $ 2,670. The matter was settled susequent to the end of the first quarter FY1999 for less than the amount claimed.

     Other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known or contemplated

Item 2.     Changes in Securities.

     There were no changes in the instruments defining the rights of holders of any class of the Company's securities during the fiscal quarter ended May 31, 1998.

Item 3.     Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended May 31, 1998.

Item 5.     Other Information.

     None.

Item 6.     Exhibits and Other Reports on Form 8-K.

(a)     Exhibit
        No.               Description
        --------          ----------
        27                Financial Data Schedule

(b) During the quarter ended May 31, 1998, the Company filed no reports on Form 8-K.

                            SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLD INTERNETWORKS, INC.


        July 15, 1998          /s/ Ronald A. Nilsson
Date: ________________        _________________________________________
                              Ronald A. Nilsson, Chief Executive Officer