Form 10QSB
period 1998-08-31
WORLD INTERNETWORKS INC
filed 1998-10-15
CIK 793981

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended    August 31, 1998
                                     -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from    to

  Commission File Number     033-05844-NY

                        WORLD INTERNETWORKS, INC.
                  ------------------------------------
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

Issuer's telephone number (801) 426-1500
                          ---------------
Check whether the issuer (1) filed all reports required to be filod by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The number of shares outstanding of the issuer's common stock as of October 13, 1998 was 13,514,376 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  WORLD INTERNETWORKS, INC.

FORM 10-QSB    SECOND QUARTER OF FISCAL YEAR ENDING FEBRUARY 28, 1999

TABLE OF CONTENTS
                                                                Page

PART I.  FINANCIAL INFORMATION                                    1
    ITEM 1.  FINANCIAL STATEMENTS:                                1
                CONSOLIDATED BALANCE SHEETS                       2
                CONSOLIDATED STATEMENTS OF OPERATIONS             3
                CONSOLIDATED STATEMENTS OF CASH FLOWS             4
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        5
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS      6
PART II.  OTHER INFORMATION                                       7
    ITEM 1.    LEGAL PROCEEDINGS                                  7
    ITEM 2.    CHANGES IN SECURITIES                              8
    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                    8
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                  HOLDERS                                         8
    ITEM 5.    OTHER INFORMATION                                  8
    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                   8

SIGNATURES

                    PART 1. FINANCIAL INFORMATION

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

in the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial condition as of August 31, 1998 and February 28, 1998, and the results of operations for the three and six month periods ended August 31, 1998 and 1997. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three and six months periods ended August 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending February 28, 1999.

                        WORLD INTERNETWORKS, INC.
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          AUGUST 31,1998 AND FEBRUARY 28,1998 (FISCAL YEAR END)
                                              ASSETS

                                          31-Aug-98        February 28, 1998
CURRENT ASSETS
    Cash and cash equivalents     $          6,311          $126,029
    Accounts receivable                     36,656           223,853
    Inventories                             33,438           103,955
    Prepaid expenses                         3,000               -
         Total current assets               79,405           453,837
PROPERTY AND EQUIPMENT, AT COST, NET       541,238           519,704
OTHER ASSETS                                13,017           103,811
                                  $        633,660       $ 1,077,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Accounts payable              $        850,209       $   402,832
    Notes payable                          109,126            33,128
    Current maturities of capital
    lease obligations                        5,134             5,134
    Accrued liabilities                    151,650           404,525
    Deferred revenue                       857,000           730,577
         Total current liabilities       1,973,119         1,576,196
CAPITAL LEASE OBLIGATIONS, less current
    maturities                               9,902            11,186
COMMITMENTS AND CONTINGENCIES                  -                 -
STOCKHOLDERS' DEFICIT
    Common stock; $0.001 par value
         Authorized 500,000,000 shares
         Issued and outstanding 13,514,376 on
         August 31, 1998 and 13,300,956 on
         February 28, 1998                  13,644            13,301
    Capital in excess of par value       1,262,775         1,088,318
    Employee note receivable               (77,500)          (78,897)
    Treasury stock, at cost                 (3,186)           (3,186)
    Accumulated deficit                 (2,545,094)       (1,529,566)
                                        (1,349,361)         (510,030)
                                          $633,660      $  1,077,352

          The accompanying notes are an integral part of these statements

                                WORLD INTERNETWORKS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                          AUGUST 31,1998 AND AUGUST 31,1997
                         Three Months  Three Months  Six Months   Six Months
                         Ended August  Ended August Ended August Ended August
                            31,1998       31,1997     31,1998      31,1997
Net sales                 $906,647     $2,720,193   $2,168,965  $3,698,955
Interest income                -            1,155          -         1,155
Cost of products sold      313,059        439,164      586,622     741,271
    Gross Profit           593,588      2,383,284    1,582,343   2,958,839

Operating expenses
    Commissions            243,360      1,518,183      760,394   1,924,408
    Selling, general and
    administrative
    expenses             1,068,467        901,805    1,839,229   1,531,654

    Total operating
    expenses             1,311,827      2,419,988    2,599,623   3,456,062

    Loss before income
    tax benefit           (718,239)      (137,804)  (1,017,280)   (497,222)

income tax benefit             -              -            -           -

Net loss                  (718,239)      (137,804)  (1,017,280)   (497,222)

Weighted average common
    shares outstanding   13,514,376    13,407,477   13,514,376  12,916,636
Loss per common share        ($0.05)       ($0.01)      ($0.08)     ($0.04)

The accompanying notes are an integral part of these consolidated financial statements.

                          WORLD INTERNETWORKS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        AUGUST 31,-1998 AND AUGUST 31, 1997
                                       Six Months Ended   Six Months Ended
                                       August 31, 1998    August 31, 1997
Increase (decrease) in cash and cash
equivalents:
    Cash flows from operating activities:
    Net loss                             ($1,017,280)        ($497,223)
    Adjustments to reconcile net loss
    to net cash provided
    by (used in) operating activities
       Depreciation and amortization         102,502            42,552
       Changes in assets and liabilities
        Inventories                           70,517           (52,286)
        Accounts receivable                  187,197
        Prepaid expenses                      (3,000)
        Other assets                          90,794          (166,564)
        Accounts payable                     447,376            95,862
        Accrued liabilities                 (252,874)          103,726
        Deferred revenue                     126,423           164,944
                                          ----------         ---------
    Total adjustments                        768,935           188,234

    Net cash provided by (used in)
     operating activities                   (248,345)         (308,989)

    Cash flows from investing activities:
     Purchase of property and equipment     (119,494)         (286,052)

    Cash flows from financing activities:
     Proceeds from issuance of common stock  174,800           551,607
     Proceeds from notes payable             109,128
     Satisfaction of note payable            (33,128)          (30,000)
     Proceeds from employee note receivable    1,397
     Reduction of lease obligation principal
     balance                                  (1,284)

    Net cash provided by (used in)
     financing activities                    250,913           521,607

   Net increase (decrease) in cash and
   cash equivalents                         (119,718)          (73,434)

   Cash and cash equivalents at beginning
   of year                                   126,029            78,959
                                          ----------         ---------
   Cash and cash equivalents at the end
   of the six months                          $6,311            $5,525

The accompanying notes are an integral part of these consolidated financial statements.

                        WORLD INTERNETWORKS, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 1998, February 28, 1998 and August 31, 1997

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

1.  Nature of Operations.

World InterNetworks, Inc., a Nevada corporation, has three wholly-owned subsidiaries, World Internet Marketplace, Inc., (WIM) a Utah corporation, is engaged in marketing and distributing products and services relating to Internet commerce. Global Wholesale Exchange, Inc., (GWE) a Utah corporation, which commenced operations in June, 1998, provides wholesale goods to consumers via internet and fax notification, and Global Media, Inc., which commenced operations in June, 1998, a Utah corporation (DBA as the Institution for Financial Independence), which performs seminars that sell WIM and GWX products. Collectively, World InterNetworks, Inc., and the three wholly-owned subsidiaries are referred to as the Company.

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

The Company had essentially no assets or operations prior to the above referenced acquisition. Wealth Utah was established in November 1995 as a partnership. It was incorporated in July 1996.

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

3.  Pro Forma Financial Information.

The Company's main subsidiary, World Internet Marketplace, Inc., operated for federal and state income tax purposes as a partnership from inception in November 1995 to its incorporation in July 10, 1996. During such time, the subsidiary's operating results were or will be taxed, with certain exceptions, for federal and certain state income tax purposes directly to the partners of such partnership, rather than to the Company. The proforma financial information contained in the unaudited financial statements herein is presented to show the effects on the historical financial information had the Company's subsidiary had not been treated as a partnership for income tax purposes for the periods mentioned above. Because the Company has elected not to record a deferred tax benefit during the quarter ended August 31, 1998, the pro forma financial information is the same as the historical loss before income tax benefit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Period Ended August 31, 1998

For the fiscal year ended February 28, 1998, 69% of the Company's revenues were generated from a single independent distributor. In June, 1998, the Company elected to cease operations with this distributor. The Company established Global Media, Inc. to replace the services performed by the major independent distributor. The termination of the relationship with the independent distributor and the resulting transition resulted in a significant reduction in revenue without a commensurate reduction in expenses.

The Company established Global wholesale Exchange, Inc. in June, 1998.To date, Global Wholesale Exchange, Inc. has not generated significant revenues or operating costs.

Liquidity and Capital Resources

The Report of Independent Certified Public Accountants as of February 28
1998 and the year then ended, expressed substantial doubt about the Company's ability to continue as a going concern. Large operating losses and negative working capital were cited as the basis for the "going concern" opinion. The continued significant losses have worsened working capital to the point of significantly impairing operations. The Company requires a significant infusion of working capital. The Company is presently negotiating with a variety of sources to obtain working capital. There can be no assurance that the company will be successful in raising the necessary working capital to continue operations.

Forward Looking Statements

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

                                PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 1998, World Internet Marketplace, Inc. filed a complaint in the Fourth District Court for Utah County, alleging of fiduciary duty, conversion, tortuous interference with economic relations, and violation of the Utah Uniform Trade Secrets Act against three former employees of the Company. The claims resulted from certain commission practices and discussions with competitors engaged in by the former employees. Defendants filed an answer in March of 1998 in which no counterclaim was asserted. The matter is still pending.

A disagreement exists between the Company and a discontinued distributor relating to commissions. To date there has been no litigation filed regarding these commissions or relating to potential refunds. The company is negotiating with the former distributor but there can be no assurances that material litigation involving commissions or refunds will not be filed. other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities.

There were no changes in the instruments defining the rights of holders of any class of the Company's securities during the fiscal quarter ended August 31, 1998.

Item 3.  Defaults Upon Senior Securities.

There were no defaults in payments of this type during the reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the three month period ended August 31, 1998.

Item 5.  Other Information.

None.

Item 6.                  Exhibitsand Other Reports on Form 8-K.
(a) Exhibit
    No.                  Description
    --------             ----------

(b) During the quarter ended August 31, 1998, the Company filed no reports on Form 8-K.

                                     SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WORLD INTERNETWORKS, INC.

Date: October   13, 1998        /S/ Ronald A. Nilsson
                                Ronald A. Nilsson, Chief Executive Officer

This Financial Data Schedule contains summary information extracted from the Company's unaudited financial statements for the six month period ended August 31, 1998. Information contained in this Financial Data Schedule is qualified in its entirety by reference to such unaudited financial statements.