Form 10QSB
period 1998-11-30
WORLD INTERNETWORKS INC
filed 1999-03-05
CIK 793981

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   ------    to  ---------------

     Commission File Number   033-05844-NY

                   WORLD INTERNETWORKS, INC.
                   -------------------------
         (Name of small business issuer in its charter)

              Nevada                            87-0443026
      ------------------------               ------------------
      (State of incorporation)               (I.R.S. Employer
                                             Identification No.)

        418 South Commerce Road Suite #422, Orem, Utah 84058
    -----------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number (801) 434-7517

    5152 North Edgewood Drive, Suite 250, Provo,      Utah 84604
    ------------------------------------------------------------
    (Former Address of principal executive offices)    (zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

     The number of outstanding shares of the Registrant's common stock as of March 4, 1999, was: 1,750,107 shares.

Transitional Small Business Disclosure Format (Check One) : Yes [x] No []
                             WORLD INTERNETWORKS, INC.

       FORM 10-QSB THIRD QUARTER OF FISCAL YEAR ENDING FEBRUARY 28, 1999

TABLE OF CONTENTS
                                                                   Page
PART I.   FINANCIAL INFORMATION                                      1
     ITEM 1. FINANCIAL STATEMENTS:                                   1
               CONSOLIDATED BALANCE SHEETS                           2
               CONSOLIDATED STATEMENTS OF OPERATIONS                 3
               CONSOLIDATED STATEMENTS OF CASH FLOWS                 4
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            5
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION, PLAN OF OPERATIONS AND RESULTS
               OF OPERATIONS                                         8
PART II.  OTHER INFORMATION                                         10
     ITEM 1. LEGAL PROCEEDINGS                                      10
     ITEM 2. CHANGES IN SECURITIES                                  10
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                        10
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
             HOLDERS                                                10
     ITEM 5. OTHER INFORMATION                                      10
     ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K                       10

SIGNATURES
               PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

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

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial condition as of November 30, 1998 and February 28, 1998, and the results of operations for the three and nine month periods ended November 30, 1998 and 1997. Such unaudited interim financial statements should be read in conjunction with the accompanying explanatory notes. The results of operations for the three and nine months periods ended November 30, 1998, may not be indicative of the results that may be expected for the fiscal year ending February 28, 1999. The Company temporarily ceased operations on October 22, 1998, and filed an 8-K Current Report dated October 22, 1998, with the Securities and Exchange Commission, which is incorporated herein by reference. See Item 6.

                   WORLD INTERNETWORKS, INC.
             Consolidated Balance Sheet (Unaudited)
            November 30, 1998 and February 28, 1998
                             ASSETS
                                          Nov. 30, 1998       Feb. 28, 1998
CURRENT ASSETS:
     Cash and cash equivalents            $      -             $  126,029
     Accounts receivable                         -                223,853
     Inventories                                 -                103,955
     Prepaid expenses                            -                    -

          Total current assets            $      -                453,837

PROPERTY AND EQUIPMENT, AT COST, NET          89,136              519,704

OTHER ASSETS                                     -                103,811
                                          $   89,136          $1,077,352

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdrafts                      $ 108,782            $      -
     Accounts payable                       778,157               402,832
     Notes payable                          200,000                33,128
     Current maturities of capital
          lease obligation                      -                   5,134
     Accrued liabilities                    612,758               404,525
     Deferred revenue                       900,000               730,577

          Total current liabilities       2,599,697             1,576,196

Capital lease obligations , less current
maturities                                      -                  11,186

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value
      500,000,000 shares authorized;
      3,495,107 and 3,325,239 shares
      issued at November 30, 1998 and
     February 28, 1998, respectively
      (restated for 4 for 1 reverse split
     effective September 4, 1998)           13,649                13,301
     Capital in excess of par value       1,265,270             1,088,318
     Employee note receivable               (77,500)              (78,897)
     Treasury stock, at cost                 (3,186)               (3,186)
     Accumulated deficit                 (3,708,794)           (1,529,566)

     Total stockholders' deficit         (2,510,561)             (510,030)

                                        $    89,136         $  1,077,352

The accompanying notes form an integral part of these consolidated financial statements.

                   WORLD INTERNETWORKS, INC.
        Consolidated Statement of Operations (Unaudited)
 For the three and nine months ended November 30, 1998 and 1997
                                 Three months ended       Nine months ended
                                     November 30,             November 30,
                                  1998        1997         1998        1997
Net sales and revenues:        $(161,889)  $2,617,761  $2,007,076  $6,316,716
Cost of products sold            212,852      240,367     799,474     981,638
          Gross profit          (374,741)   2,377,394   1,207,602   5,335,078
Operating expenses
     Commissions                  44,687    1,492,653     805,081   3,417,061
     Selling, general and
     administrative expenses     900,652      871,921   2,637,911   2,361,023
     Depreciation and
     Amortization                    406       30,577     102,908      73,129
       Total operating expenses  945,745    2,395,151   3,545,900   5,851,213

       Loss from operations   (1,320,486)     (17,757) (2,338,298)   (516,135)

Other income, interest               -             36         532       1,191

       Loss before income tax
       benefit                (1,320,486)     (17,721) (2,337,766)   (514,944)

Income tax benefit                   -            -           -           -

       Net loss               (1,320,486)     (17,721) (2,337,766)   (514,944)
Weighted average common shares
outstanding (restated to give
effect to a four for one
reverse stock split effective
September 4, 1998)            3,381,704      3,389,194  3,382,335   3,271,418

Net loss per share              ($0.39)        ($0.01)    ($0.69)     ($0.16)

The accompanying notes are an integral part of these consolidated financial statements.

                   WORLD INTERNETWORKS, INC.
        Consolidated Statement of Cash Flows (Unaudited)
    For the nine months ended November 30, 1998 and 1997
                    (unaudited)
                                           Nine months ended
                                              November 30,
                                           1998         1997
Cash flows from operating activities
          Net loss                                $(2,337,766)  $(514,944)
          Adjustments to reconcile net loss to
           cash used in operating activities
               Depreciation and amortization          102,908      73,129
               Changes in assets and liabilities
               Inventories                            103,955     (38,384)
               Accounts receivable                    223,853         -
               Prepaid expenses                           -           -
               Other assets                           103,811    (200,658)
               Accounts payable                       375,325     164,969
               Accrued expenses                       208,233     (42,727)
               Deferred revenue                       169,423     265,461

               Net cash provided by (used in)
                    Operating activities           (1,050,258)   (293,154)

Cash flows from investing activities
     Purchase of property and equipment                   -      (323,820)
     Disposal of property, equipment and other
     assets                                           801,761         -

Cash flows from financing activities
     Net change in capital lese obligations            11,186         -
     Payment notes payable                                        (30,000)
     Payments of long-term notes- related parties                     -
     Sale of common stock, net of offering costs        2,500     616,107

               Net cash provided by financing
               activities                              13,686     586,107

Net decrease in cash                                 (234,811)    (30,867)

Cash at beginning of period                           126,029      78,959

Cash at end of period                               $(108,782) $   48,092

The accompanying notes form an integral part of these consolidated financial statements.

                         WORLD INTERNETWORKS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30,1998, February 28, 1998 and November 30,1997

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows:

1.   Nature of Operations.

World InterNetworks, Inc., a Nevada corporation, has three wholly-owned subsidiaries, World Internet Marketplace, Inc. (WIM) a Utah corporation, is engaged in marketing and distributing products and services relating to Internet commerce. Global Wholesale Exchange, Inc. (GWE) a Utah Corporation, which commenced operations in June, 1998, provides wholesale goods to consumers via Internet and fax notification, and Global Media, Inc. which commenced operations in June, 1998, a Utah corporation (DBA at the Institute for Financial Independence), which performs seminars that sell WIM and GWX products. Collectively, World InterNetWorks, Inc. and the three wholly-owned subsidiaries are referred to as the Company.

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

After the transaction was completed, the Company changed its name to "Wealth International, Inc.," a Nevada corporation, and the operating subsidiary (Wealth Utah) subsequently changed its name to "World Internet Marketplace, Inc." Wealth Nevada changed its name to "World InterNetworks, Inc.," in January, 1998, to more accurately reflect the nature of the Company's business. The unaudited consolidated financial statements include the accounts of World InterNetworks, Inc. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

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

4.   Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any material changes in any area of the Company including assets and liabilities will be accounted for in the various footnotes provided.

5.   New Accounting Standards

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

6.   Related Party Transactions.

There were no related party transactions during the period

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations
------------------

     The Company temporarily ceased business operations on October 22, 1998, as outlined in its 8-K Current Report of such date.

     Since then, the Company has undergone a restructuring, which resulted in the resignation of former directors and executive officers and the election of a new management team.

     During the next twelve months, the Company expects to become one of the premier sites on the Internet providing access to electronic shopping, local and national news, travel, business opportunities, wall street and financial markets and much more. The Company expects to become one of the most popular portals to the Internet.

     It will specialize in bringing state-of-the-art web site technology and the Internet to small businesses in the personal market. Its vision is to provide web site innovation on fast, easy and safe, on line shopping, with the integration of traditional retailing through the Internet with the Company's web site owners.

     Through core operations, joint venture arrangements and the Company's distributor network, the Company expects its revenue opportunities to be classified in four general areas:

     * Sales of web sites to small businesses and home based business markets.

     * Hosting fees for web sites and distressed/over-stocked product resale opportunities from numerous wholesale vendors.

     * Sales of varied products from business enhancement software to vacation banners that facilitate recurring visits to our member web site locations.

     * Referral payments on the sales of Merchant Accounts for online processing of credit card transactions.

     The Company's restructured operations are currently underway, though the Company will require substantial debt or equity financing during the next twelve months to enhance its business opportunities. For further information, see the Company's web site at www.wiworks.com.

Results of Operations for Period Ended November 30,1998
-------------------------------------------------------

     For the fiscal year ended February 28,1998, 69% of the Company's revenues were generated from a single independent distributor. In June, 1998, the Company elected to cease operations with this distributor. The termination of the relationship with the independent distributor and the resulting transition resulted in a significant reduction in revenue without commensurate reduction in expenses.

     In June, 1998, the Company established Global Media Group to replace the revenues generated from this independent distributor; to date, Global Media has failed to generate any significant revenues and has only incurred liabilities in the attempt.

     In October, 1998, due to this disparity between revenue and expenses, the Company ceased operations on October 22, 1998. See the 8-K Current Report dated October 22, 1998. At this time, the Company began to explore alternatives, including voluntary reorganization, receivership or seeking relief under the bankruptcy statutes. As of November 30, 1998, the evaluation process was still occurring and alternatives were being evaluated. A search team was engaged to actively pursue other viable business alternatives and facilitate the Company's resuming of operations.

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

Liquidity
---------

     The Company's cash decreased from $126,029 at the fiscal year ended February 28, 1998, to $0. This primarily resulted from the termination of an independent distributor by the Company, which had generated approximately 69% of the Company's revenues during the fiscal year ended February 28, 1998, and the Company's temporary cessation of operation on October 22, 1998. See the 8-K Current Report dated October 22, 1998.

     Accounts payable increased from the fiscal year ended February 28, 1998, from $402,832 to $778,157, and total current liabilities increased from $1,576,196 to $2,599,697.

     For the period ended November 30, 1997, the Company had revenues of $2,617,761 while having a deficit of ($161,889) for the same period ended November 30, 1998. While costs of products remained the same, the gross profit of $2,377,394 for the period ended November 30, 1997, decreased to a loss of ($374,741) for the period ended November 30, 1998. Losses from operations in November 30, 1997, were ($17,757) while this increased to ($1,320,486) during the period ended November 30, 1998.

     The Company will require substantial cash assets in order to continue its contemplated business operations.

Year 2000
---------

     The Company uses third party equipment and software that may not be Year 2000 compliant. The Company has implemented a review of key products provided by outside vendors to determine if their products are Year 2000 compliant and presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant or will be before the year 2000.

         PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     In February 1998, World Internet Marketplace, Inc. filed a complaint in the Fourth District Court for Utah County, Utah, alleging breach of fiduciary duty, conversion, tortuous interference with economic relations and violation of the Utah Uniform Trade Secrets Act against three former employees of the Company. The claims resulted from certain commission practices and discussions with competitors engaged in by the former employees. Defendants filed an answer in March of 1998, in which no counterclaim was asserted. The matter is still pending.

     In June, 1998, World Intenet Marketplace, Inc. filed a complaint in the Fourth District Court for Utah County, Utah, alleging wrong doings of a former officer of this entity. The matter is still pending.

     The Company also has received several motions for judgment initiated by creditors of the subsidiary companies, upon default of contractual obligations by the Company. These motions will be addressed and attempts will be made to settle the motions brought against the Company.

     Other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a material adverse effect on its financial condition or results of operations; nor are any such proceedings known or contemplated.

Item 2.   Changes in Securities.

     On September 4, 1998, the Company initiated a 1 for 4 reverse split of its outstanding common stock, reducing the number of outstanding shares from 13,975,376 to 3,493,844, as of the close of the quarter on November 30, 1998.

Item 3.   Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended November 30, 1998.

Item 5.   Other Information.

     (1) On November 11, 1998, the Company resolved to issue 300,000 shares of "restricted securities" (common stock) to persons for services rendered; in addition, the Company resolved to issue 225,000 shares of common stock pursuant to an S-8 Registration Statement. None of these securities have been issued as of the date of this Report; however, it is anticipated that the "restricted securities" will be issued as soon as the Company files an 8-K Current Report outlining its corporate restructuring and new management, and that the securities to be issued under a written compensation agreement and an S-8 Registration Statement shall be issued shortly thereafter, once the S-8 Registration Statement is filed. The Company expects to file this 8-K Current Report no later than one week from the date of this Report. The "restricted securities" and the securities to be issued under an S-8 Registration Statement will be issued to three persons, Steven K. Hansen, the current CEO and director of the Company; Leonard W. Burningham, Esq., general counsel to the Company; and Dwain Brannon, a consultant to the Company. Each person will receive a portion of the "restricted securities" and those being issued under the S-8 Registration Statement. David L. Bird, Esq. will also receive 25,000 of the shares to be registered on Form S-8.

     None of the securities to be issued under the S-8 Registration
Statement, when issued, shall have been issued for any "capital raising" services; promotional services related to the Company or its products; or promotional services related to the securities of the Company. Prior to the issuance of any of these securities, the Company will require that any resales be made in a broker's transactions, as defined in Rule 144 of the Securities and Exchange Commission; and any securities issued to Steven K. Hansen on Form S-8 shall be represented by a stock certificate bearing an appropriate "control" legend and shall be subject to resale and compliance with Rule 144.

     (2) 1,750,000 post-split shares were conveyed to the Company by two former directors of the Company, Ronald A. Nilsson and Richard Smith. These shares were delivered to the Company for cancellation and to assist the Company in its restructuring; they were canceled, effective January 27, 1999.

     (3) The following directors and executive officers of the Company resigned, effective on the following dates:

          Ronald A. Nilsson, President, CEO, Chairman of the Board and director, resigned February 1999; Robert Schneck, Director, resigned December 1998; and Richard Smith, Director, resigned June 1998.

     (4) Effective February 19, 1999, Ronald A. Nilsson, as the sole remaining director of the Company, designated Steven K. Hansen to serve as a director of the Company, in accordance with the Nevada Revised Statues and the by-laws of the Company. Immediately thereafter, Mr. Hansen designated the following persons to serve on the Board of Directors, who in turn designated the following executive officers: Steven K. Hansen, CEO and director; Phillip
M. Ray, Secretary/Treasurer; Randal L. Roberts, Director; and Gary S. Winterton, Director.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (A) During the quarter ended November 30, 1998, the Company filed an 8-K Current Report dated October 22, 1998, reflecting the financial status of the Company and the seeking of alternatives to remain a viable entity.

                           SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WORLD INTERNETWORKS, INC.


Date:  March 5,1999                  /s/ Steven K. Hansen
     --------------                  -----------------------------
                                     Steven K. Hansen, Chief Executive Officer
                               and Director

Date:  March 5, 1999                 /s/Phillip M. Ray
     ---------------                 -----------------------------
                               Phillip M. Ray, Secretary/Treasurer

This Financial Data Schedule contains summary information extracted from the Company's unaudited financial statements for the six month period ended November 30, Information contained in this Financial Data Schedule is qualified in its entirety by reference to such unaudited financial statements.