Form 10KSB
period 1999-02-28
WORLD INTERNETWORKS INC
filed 1999-10-07
CIK 793981

[DESCRIPTION]        FORM 10KSB FOR YEAR ENDED FEBRUARY 28, 1999








































                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended       February 28, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to


                 Commission File Number        033-05844-NY

                          WORLD INTERNETWORKS, INC.
               (Name of small business issuer in its charter)

             Nevada                                     87-0443026
     (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

               418 South Commerce Road, Suite 422, Orem, Utah     84058
                   (Address of principal executive offices)     (Zip Code)

Issuer's telephone number ( 801 )    434-7517

Securities registered pursuant to Section 12(b) of the Act:    None


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

        Issuer's revenues for its most recent fiscal year: $0.00

        Aggregate market value of the common stock of the issuer held by non-affiliates, amounting to 2,403,107 shares on October 5, 1999, based upon a closing bid price of $0.625 per share on such date, was approximately $1,501,941.

        The number of shares outstanding of the issuer's common stock as of October 5, 1999, was 3,398,107 shares.

        Transitional Small Business Disclosure Format (Check One):  Yes [X]
No [ ]

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     World Internetworks, Inc.(the "Company," "WI," "Wiworks," "We," "Our" or similar references) is a Nevada corporation presently engaged in the development, marketing and distribution of products and services relating to Internet commerce.

     The Company ceased prior operations conducted solely through its subsidiaries, World Internet Marketplace, Inc., a Utah corporation ("WIMI"),Global Wholesale Exchange, Inc., a Utah corporation ("GWE"), and Global Media Group, Inc., a Utah corporation ("GMG"), on October 22, 1998, and recommenced its developmental stage. See the 8-K Current Report dated October 22, 1999, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 13.

     New directors and executive officers were respectively designated and elected in February, 1999; the principal executive offices of the Company were relocated to 418 South Commerce Road, Suite 422, Orem, Utah 84058, facilities which were provided by Internet Development, Inc. ("IDI") at no cost for one year; and an arrangement was negotiated with IDI to design and build the Company's web site and provide related services, with operations to commence in March, 1999. See the 8-K Current Report dated February 19, 1999, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 13.

      Management believes the Company has now created a marketable combination of Internet tools and income-generating opportunities for the small and home-based business markets.

     With an installed base of 28,000 web sites or "storefronts" and a unique selling proposition, management believes the Company has the ability to achieve the critical mass necessary to result in significant recurring revenue and profitable growth through membership fees, product sales and corporate advertising revenues. In an age of "affinity marketing," the hosted sites, each with its own "sphere of influence," represent a viable marketing force and consumer base.

     The Company has numerous projects presently in various stages of completion. The most visible one will be the introduction of the Wiworks Main Street Plaza, which is expected to be fully operational by the end of October, 1999, with over 400 eventual merchants representing more than 1,000,000 products for re-sell.

     The Company has established a network of Engineers and professional talent in an out source capacity that continue to function on a project by project basis.

     We are in the process of establishing our own server presence; the Company is presently negotiating with Verio, the largest provider of server equipment in the world. Wiworks will be able to lease a very expensive server and all of the necessary support technology for a nominal monthly fee. These and other developments discussed below under the heading "Business" will curtail the Company's dependence on the services and equipment of IDI since February, 1999, which are outlined in the 8-K Current Report dated February 19, 1999.

     The names Wiworks.com, Main Street.com and Wimall.com are registered domain names of the Company with Internic.

     The Company has entered into a Letter of Intent with Fairway Capital Partners, LLC ("Fairway Capital") pursuant to which Fairway Capital may acquire 4,200,000 shares of the Company's common stock ("restricted securities"); if all conditions to the Letter of Intent are satisfied, Fairway Capital would be entitled to the 4,200,000 shares. This would increase the present outstanding shares from 3,398,107 shares to 7,098,107 shares; 500,000 shares have been authorized to be issued under the Letter of Intent and are included in the current outstanding shares of the Company. See the 8-K Current Report dated September 14, 1999, which is being filed with the Securities and Exchange Commission simultaneous with this Report and is incorporated herein by reference. See Item 13.

Business.
---------

     The Company's principal business is to provide web site design and build software that will allow the Small Business and Home-Based business entrepreneur the opportunity to establish an Internet presence at a price point that will establish Wiworks as a leader in the Hosting industry and maintain Wiworks at the front of the "competitive pricing pack." The Company expects to be a trendsetter with innovative new programs and services.

     We also intend to establish a program of ongoing Internet training and technical support that will assist all of our Wiworks members in not only understanding the Internet, but learning how to profit from it as well. This training will be comprehensive and unique in the industry. Management believes that this training will be received well by our members as well as the thousands of other daily online participants desiring to capitalize on the potential offered by this vast medium.

     The Corporate web-site has been designed and engineered so as to achieve maximum exposure in "search engine protocol." With our ongoing initiatives, it is expected that Wiworks.com will achieve an attractive placement in a number of the over 1500 Search Engine organizations currently serving the Net. This placement will result in a substantially increased "hit" count to our site. These new "unique visitors" represent potentially thousands of new Wiworks members, many of whom will register and begin building their sites on their first or second visit. In the Pre-launch phase of our business plan, the Wiworks server currently has over 7,000 visitors per day. These numbers are expected to grow 10-fold within the next 6-months of operations.

     The most widely used Marketing Method on the Internet presently is the Affiliate Method. This concept uses the premise that 5,000 to 50,000 "Affiliates", each selling your products or services, is potentially more profitable than a single stand alone operation. Wiworks has taken this concept and expanded it to create a "Three-Tiered" Affiliate program. Each of our Members is now motivated to actively sponsor others to join Wiworks from their own personal web site. For his or her recruiting efforts, the Wiworks Member is paid monthly for each new member registered. This program provides compensation to the member down 3-levels, motivating each of our members to become active proponents of Wiworks in the Marketplace, for which they receive an increased monthly cash flow. In some situations, this increase is sufficient to off-set completely the members own monthly fee.

     The Company has created a strategic alliance with the largest provider of these online Affiliate programs in the world. The Wiworks member can now choose from over 400 National and Local merchants to sell their product lines, including such notable high profile companies as Dell computer, Officemax.com, Disney.com and others. Now each Wiworks member can assemble a large product offering without bearing any of the warehousing, shipping or merchant account responsibilities. They simply act as an "Affiliate" and sell these products from their own sites for which they are paid a commission on each sale. Wiworks presently has over 1-million products to offer to our growing membership base through this program.

     The Company is successfully becoming a "Full Service" Hosting company. With a recently announced alliance with one of the largest search engines in the country, Wiworks is now able to provide our members with access to the Internet. Now included in each membership is an Internet Service Provider ("ISP"). This valuable service is offered free to each paying member and allows him or her to save up to $20.00 per month by eliminating whatever service that they are presently using.

     Strategic Partners and Affiliates
     ---------------------------------

     Each of these strategic partners provides WINW with a specific product or technical service designed to enhance the Wiworks franchise and accelerate the membership growth.

     LinkShare Corporation ("LinkShare")is the worldwide leader in affiliate marketing programs for companies doing business on the web. The Company manages a very large affiliate network, which includes tens of thousands of affiliate sites, and more than 350 leading merchants, including Officemax.com, Dell Computer, Borderline Books and others. LinkShare offers companies of all sizes an unparalleled degree of flexibility in software, services and support for performance-based partnerships.

     AltaVista Company ("AltaVista")is the premier online media and commerce network. The Company integrates unique Internet technology and services to deliver relevant results faster for both individuals and Web-based businesses. AltaVista is a majority-owned operating company of CMGI, Inc. Andover, Mass. Compaq Computer Corp. ("Compaq") holds the remaining minority interest in AltaVista.

     Internet Marketing Concepts ("IMC") of Orem, Utah, provides advanced software solutions for the small business and home-based business markets. IMC offers marketing and development tools along with revolutionary concepts to furnish a custom web presence for this growing industry.

     OfficeMax.com is the online subsidiary of OfficeMax , which operates over 860 full-size superstores in more than 360 markets in 49 states and Puerto Rico. OfficeMax also features CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. It also has 18 delivery centers throughout the United States. OfficeMax.com provides each of the Company's distributors with over 20,000 commissionable office products to sell from their Wiworks sites.

     Digital River, Digital River (Minneapolis) is the largest online source of software and leading out source of Web-based commerce solutions. The Company provides more than 5,000 software publishers and online retailers with its proprietary technology for Internet delivery of more than 130,000 digital products, including 30,000 software applications. The Company's distributors now have over 130,000 of the "hottest" software titles available to sell right from his/her site and another opportunity to earn commission dollars.

     WI Marketing Plan and Roll-Out
     ------------------------------

     Now that a base of Members has been successfully established, the Company's strategic marketing plan to significantly increase its installed membership base will be implemented in three phases:

     Phase 1- begins October 1, 1999, with an aggressive campaign directed at the existing 28,000 storefront owners. This process will include an online effort via each members existing web site, direct mail and the use of a call center to contact and convert a significant number to the new Wiworks opportunity.

     A successful conversion of these sites, after the initial promotional offer (60-day free trial offer), will provide an immediate cash flow for the Company of $39.95 per month, per member. These reoccurring fees will provide the Company with a portion of working capital needed to fund future growth and expansion in Phases 2 and 3.

     Phase 2- will begin October 15, 1999. This phase will be centered on the introduction of the Wiworks Main Street Plaza. This Plaza will provide the over 1,000,000 small businesses in America with an opportunity to establish an Internet presence in a "High Traffic" shopping Plaza. This presence can now be established for about the same cost as a good "coupon" campaign. Our membership base of Independent Contractors will establish the initial contact with these merchants and facilitate the enrollment process for an additional commission consideration. Once a significant merchant base has been established, the Company will consider a National advertising campaign directed at the small and home-based markets.

     Phase 3 will be directed to the over 2,000,000 web surfers that search the Internet daily for value and technology opportunities. This effort is expected to include Ezines (Electronic Magazines), target Email, Co-op online advertising, search engine promotions and the use of every online method available. Our competitors in the industry enjoy significant daily registration traffic with programs that are neither as comprehensive nor as competitively priced as that of Wiworks. We anticipate that we will achieve a significant increase in the daily "hit count" resulting in a commensurate increase in the number of member registrations.

     WI Member Future Expectations
     -----------------------------

     With the unique and valuable features offered by the Company to its network of member/distributors, the Company has a motivated and enthusiastic sales force. This marketing team, if trained properly, can very rapidly penetrate some very lucrative business markets and create a large following of site owners and members reliant on the Company to provide them with their Web presence and passive revenue opportunities.

     As the Company's business plan is executed, we envision having an installed base of over 200,000 members within the next 24 months. With a critical mass of this magnitude, we will continue to negotiate additional pricing discounts for our members from national carriers of goods and services, in addition to continually provide technology to enhance each member web site presence.

     Financing/Capital Structure
     ---------------------------

     The common stock of World InterNetworks, Inc. currently trades on the NASD OTC Electronic Bulletin Board under the symbol "WINW," though there is no "established trading market" for its shares.

     The Company is still in the development stage. Principals, consultants and other suppliers of the Company have acquired an ownership interest by making direct cash purchases of common stock and/or through distribution of common stock in partial payment for their services. In the opinion of management, such distributions have been reasonable and necessary and have helped the Company obtain a caliber of professional assistance that otherwise would have been unavailable to a company of limited financial resources.

     Successful completion of this offering should provide the necessary seed capital for the Company to maintain operations through the current fiscal year considering expenses anticipated at less than $60,000 per month. The Company has been fortunate to be able to contract professional services in a "stock for services" arrangement. It is expected that the Company will be in a position to be self-funded through operations by the first calendar quarter of 2000.

Principal Products and Services.
--------------------------------

     Our products include a variety of services that provide our members with additional revenue opportunities including:

            Free Unlimited Email addresses.
            Free Email postcards in over 25 languages
            Free Internet Access via AltaVista ISP
            Online Internet training and assistance
            Easy to use site builder technology
            Associate referral program for commissions on new-members Over 1,000,000 products to sell from member sites
            Automatic inclusion in the new Main Street Plaza
            Access to the Wiworks banner ad program

Distribution Methods of the Products or Services.
-------------------------------------------------

     Our distribution methods include Telemarketing, Online marketing to present Internet users, Targeted Email, Ezines (electronic magazines), Direct mail, Co-op advertising in trade publications and Seminars.

     Our principal markets include the SOHO (Small office and Home office) market and the national small retail merchant market along with the "Internet Surfer" market, which is estimated at over 2,000,000 users.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     The competitive field is strong with numerous larger companies such as Yahoo, AOL, Geocities, Compaq, Amazon.com and others. Each has an interest in becoming the sponsor of the new Internet participant. This number is estimated to be in excess of 50,000,000 households. See the heading "Certain Factors Expected to Impact Operating Results," below, under the caption Management's Discussion and Analysis or Plan of Operation, Part II, Item 6, specifically the risk factor "Competition; Low Barrier to Entry."

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     The names Wiworks.com, Main Street.com and Wimall.com are registered domain names of the Company with Internic.

Need for any Governmental Approval of Principal Products or
Services.
---------

    See the heading "Certain Factors Expected to Impact Operating Results," below, under the caption Management's Discussion and Analysis or Plan of Operation, Part II, Item 6.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future, will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

     Also, see the heading "Certain Factors Expected to Impact Operating Results," below, under the caption Management's Discussion and Analysis or Plan of Operation, Part II, Item 6.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable.

Number of Employees.
--------------------

     One full time employee (the Company's President, Steven K. Hansen) and one part time receptionist.

Forward Looking Statements.
--------------------------

     The foregoing description of the Company's present and intended business operation contained numerous forward-looking statements, which are modified in their entirety by reference to the heading "Certain Factors Expected to Impact Operating Results," below, under the caption Management's Discussion and Analysis or Plan of Operation, Part II, Item 6.

         PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

     ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Item 2.  Description of Properties.
         --------------------------

     The new principal executive offices of the Company are located at 418 South Commerce Road, Suite 422, Orem, Utah 84058, Telephone: 801-434-7517; and Facsimile: 801-229-0092. These facilities are being provided by IDI at no cost for one year. For more information on this relationship, see the 8-K Current Report dated February 19, 1999. See Item 13.

Item 3.  Legal Proceedings.
         ------------------

     In February 1998, WIMI, the Company's subsidiary, filed a complaint in the Fourth District Court for Utah County, alleging of breach of fiduciary duty, conversion, tortious interference with economic relations and violation of the Utah Uniform Trade Secrets Act against three former employees of the Company. The claims resulted from certain commission practices and discussions with competitors engaged in by the former employees. Defendants filed an answer in March of 1998 in which no counterclaim was asserted. The matter is still pending.

     In March 1998, Paulette Arnold, a private citizen, filed a complaint against WIMI in Knoxville County, Tennessee, alleging an undetailed claim of breach of contract by World Internet Marketplace, Inc. in the amount of $ 5,940. The matter is still pending.

     Other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter, either through the solicitation of proxies or otherwise.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information
     ------------------

     The Company's common stock trades on the over-the-counter market
(symbol: "WINW") and is quoted on the National Association of Securities Dealers Electronic Bulletin Board, though there is presently no "established trading market" for these shares. High and low bid information for the Company's common stock as quoted on the Electronic Bulletin Board for the Company's fiscal years ending February 28, 1998, and February 28,1999, respectively, and the six months ended September 30, 1999, is set forth in the table below. These quotations reflect inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                        Stock Quotations*
              Period                             High Bid           Low Bid
              ------                             --------           -------

    March 1 to May 31, 1997                        $3.375             $2.25
    June 1 to August 31, 1997                      $3.50              $1.50
    September 1 to November 30, 1998               $2.625             $1.50
    December 1 to February 28, 1998                $1.875             $0.375
    March 1 to May 31, 1998                        $1.375             $0.625
    June 1 to August 31, 1998                      $1.625             $0.75
    September 1 to September 3, 1998               $1.03125           $1.00
Common New**
    September 4, 1998 to November 30, 1998         $4.375             $0.25
    December 1, 1998 to February 28, 1999          $3.50              $0.25
    March 1, 1999 to May 31, 1999                  $2.3125            $0.96875
    June 1, 1999 to August 31, 1999                $1.625             $0.50
    September 1, 1999 to September 30, 1999        $0.8125            $0.50

         *The future sale of presently outstanding "unregistered" and "restricted" common stock by members of management, holders of 5% or more of the Company's outstanding securities and others may have an adverse effect on any market that may develop for the Company's common stock. Presently, there are 2,137,011 "restricted securities" of the Company outstanding. Currently available for sale under Rule 144 are 444,261 shares; during the next six months, another 26,750 will become available for resale under Rule 144.

         **The Company effected a one for four reverse split of its outstanding securities effective on September 4, 1998.

     Shareholders
     ------------

     The approximate number of holders of record of the Company's common stock, par value $0.001, as of February 28, 1998, was 446, and as of February 28, 1999 was 473. This total does not include the number of beneficial owners of common stock held in "nominee" or "street" name, as to which number the Company cannot speculate. Currently, there are approximately 466 stockholders of record.

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

     Item 6.  Management's Discussion and Analysis or Plan of Operation.
              ----------------------------------------------------------

     Plan of Operation
     -----------------

     The Company temporarily ceased business operations on October 22, 1998, as outlined in its 8-K Current Report of such date. See Item 13.

     Since then, the Company has undergone a restructuring, which resulted in the resignation of former directors and executive officers and the election of a new management team. See the 8-K Current Report dated February 19, 1999,
Item 13.

     As of May 31, 1999, the Company has successfully resumed operations with a business model based upon the premise that a "Full Service" web hosting company would be able to fill a niche that existed in the marketplace. To that end, the Company has established a business opportunity that includes everything needed for a small business to successfully compete on the World Wide Web.

     Through core operations, joint venture arrangements and the Company's distributor network, the Company expects its revenue opportunities to be classified in four general areas:

     *   Hosting fees generated from membership enrollments.

     * Advertising revenues received from the sale of advertised space to outside third party organizations.

     * Commissions from sales of varied products associated with our numerous retail partners, including those associated with LinkShare.

     * Monthly lease fees received from merchants desiring to be included in the Wiworks Main Street Plaza.

     The Company has successfully established relationships with numerous technology and retail partners to facilitate the successful launch of the Company and its ongoing operations. For further information, see the Company's web site at www.wiworks.com.

     It is expected that the Company will be in a position to be self-funded through operations by the first calendar quarter of 2000.

     Results of Operations
     ---------------------

     For the fiscal year ended February 28, 1998, 69% of the Company's revenues were generated from a single independent distributor. In June, of 1998, the Company elected to cease operations with this distributor. The termination of this relationship with the independent distributor and the resulting transition resulted in a significant reduction in revenue without commensurate reduction in expenses.

     In June, 1998, the Company established Global Media Group to replace the revenues generated from this independent distributor; this effort failed to generate any significant revenues and only incurred liabilities in the attempt.

     In October, 1998, due to this disparity between revenue and expenses, the Company ceased operations on October 22, 1998. See the 8-K Current Report dated October 22, 1998, Item 13. At this time, the Company began to explore alternatives, including voluntary reorganization, receivership or seeking relief under the bankruptcy statutes. As of Feb 28, 1999 the evaluation process was still occurring and alternatives were being evaluated. A search team was engaged to actively pursue other viable business alternatives and facilitate the Company's resuming operations.

     In February, 1999, the search team identified a new President and he was engaged on February 19, 1999, together with new additional directors and executive officers. See the 8-K Current Report dated February 19, 1999.

     As of February 28, 1999, alternatives were still being explored as to the most effective method to resume operations.

     Comparison of Fiscal year end 1999 to Fiscal year end 1998
     ----------------------------------------------------------

     Due to the closure of operations in October of 1998, the comparison between the year over year audited statements was great. The revenues were reduced significantly and the expense line increased dramatically due to the failed attempt to replace the revenues produced by the independent distributor. Further, the Company recommenced its developmental stage in October, 1999, so no revenues have been recorded from past operations of its subsidiaries for the fiscal years ended February 28, 1999 and 1998. Net losses from discontinued operations were ($2,450,128) and ($680,930), respectively, in fiscal 1999 and 1998.

     Liquidity and Capital Resources
     -------------------------------

     As of February 28, 1999, all of the open accounts had been closed and the Company had no cash assets.

     Year 2000
     ---------

     The Company uses third party equipment and software that is Year
2000 compliant. The Company has implemented a review of key products provided by outside vendors to determine if their products are Year 2000 compliant and presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant or will be before the year 2000.


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

     Limited Funds Available for Operating Expenses. The Company currently has limited operating capital or cash resources. Substantial funding necessary to meet the Company's anticipated expansion may be needed, though the Company anticipates revenues for the first quarter of 2000 will funds its intended operations. The Company's ability to raise debt or equity funding from non-affiliated sources will be severely limited by reason of its lack of historical operations, limited assets and the limited public market for its common stock.

     Unsuccessful Prior Operations and No Operating History. The Company's past operations, conducted through subsidiaries, were unsuccessful, and were terminated in October, 1998; the Company then recommenced its development stage and new operations. There is no successful operating history or results of operations.

     Government Scrutiny of Direct Distribution and Network Marketing Industry. Direct distribution and network marketing programs are frequently subject to scrutiny by the Federal Trade Commission and other governmental authorities under laws and regulations that are designed to ensure that product sales within network marketing programs are made to actual consumers, and that compensation programs and advancement in the network organization are based on the sale of products rather than mere "investment" in a sponsoring company or recruitment of new distributors. The Company will retain outside legal counsel to assist in maintaining compliance with all such laws and regulations; however, there is the risk that the Company's network marketing system could be found not to be in compliance with the applicable laws and regulations of a particular jurisdiction. Failure by the Company to comply with all such laws and regulations could result in a material adverse impact on the Company in a particular market or in general.

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

     Limited Market for Shares. There is currently only a limited market for the Company's common stock. There can be no assurance that a larger market for the Company's common stock will ever be developed or maintained. Factors such as the success or lack thereof of the Company's efforts to market its products and services through its, competition, governmental regulations, and fluctuations in operating results may all have an effect on the market for the Company's common stock, which market may be volatile. The stock markets generally have experienced, and will likely experience in the future, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies, and which have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that develops.

     Reliance on Key Personnel; New Management Team. The Company's performance is substantially dependent on the performance of its executive officers and key employees. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate highly-qualified personnel, especially in management and technical positions. The Company does not have a "key person" life insurance policy on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future growth and success also depends on its ability to identify, hire train and retain other qualified management and technical personnel in the future. The inability to hire and retain necessary personnel could have a material adverse effect on the Company's business operations and financial condition.

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

     Competition; Low Barriers to Entry. The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's potential competitors can be divided into several groups: computer hardware and service vendors such as IBM and Hewlett Packard; advertising and media agencies such as Ogilvy & Mather, Young & Rubicam and Foote, Cone & Belding; Internet integrators and web presence providers such as Agency.com and iXL Holdings; large information consulting service providers such as Anderson Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, Netcom Online and UUNet Technologies; and software vendors such as Microsoft, Netscape, Novell, Amaxon.com and Oracle. Almost all of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than the Company and could decide at any time to increase their resource commitments to the Company's target market. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial condition and prospects.

     In addition, the Company's ability to generate clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial condition and prospects could be materially adversely affected.

     There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

    Item 7.  Financial Statements.
             ---------------------

    Consolidated Financial Statements dated February 28, 1999

    Independent Auditor's Report

    Consolidated Balance Sheet for February 28, 1999

    Consolidated Statements of Operations for the years ended
February 28, 1999 and 1998 and from inception through February 28, 1999

    Consolidated Statements of Stockholders' Equity (Deficit)

    Consolidated Statements of Cash Flows for the years ended
February 28, 1999 and 1998 and from inception through February 28, 1999

     Notes to the Consolidated Financial Statements

                   WORLD INTERNETWORKS, INC.
                        AND SUBSIDIARIES
                 (A Development Stage Company)

               Consolidated Financial Statements

                       February 28, 1999

                      INDEPENDENT AUDITORS' REPORT

            Board of Directors
            World InterNetWorks, Inc. and Subsidiaries
            (A Development Stage Company)
            Orem, Utah


    We have audited the accompanying consolidated balance sheet of World InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 28, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended February
28, 1999 and from inception of the development stage on October 22, 1998 through February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 28, 1999, and the consolidated results of their operations and their cash flows for the year ended February 28, 1999 and from inception of the development stage on October 22, 1998 through February 28, 1999 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' equity (deficit) raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
August 23, 1999

           WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   Consolidated Balance Sheet
                             ASSETS
                                                       February 28,
                                                           1999
CURRENT ASSETS

     Cash                                            $       -

          Total Current Assets                               -

FIXED ASSETS (Note 1)

     Computers and equipment                              9,655
     Furniture and fixtures                               1,950
     Accumulated depreciation                            (8,545)

          Net Fixed Assets                                3,060

          TOTAL ASSETS                               $    3,060


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Reserve for discontinued operations (Note 7)    $2,627,271

          Total Current Liabilities                   2,627,271

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.001 par value; 500,000,000
     shares authorized; 1,750,107 shares issued
     and outstanding                                      1,750
     Additional paid-in capital                       1,356,919
     Treasury stock at cost (1,020 shares)               (3,186)
     Deficit accumulated prior to the development
     stage                                           (3,979,694)
     Deficit accumulated from the inception of the
     development stage on October 22, 1998                  -

          Total Stockholders' Equity (Deficit)       (2,624,211)

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                 $     3,060

          WORLD INTERNET WORKS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Operations
                                                                   From
                                                             Inception of the
                                                                Development
                                                                 Stage on
                                                                October 22,
                                        For the Years Ended    1998 Through
                                            February 28,       February 28,
                                       1999            1998        1999
REVENUES                         $        -        $    -      $    -

OPERATING EXPENSES                        -             -           -

LOSS FROM OPERATIONS                      -             -           -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 7)               (2,450,128)     (680,930)        -

LOSS BEFORE INCOME TAXES           (2,450,128)     (680,930)        -

INCOME TAX EXPENSE                        -             -           -

NET LOSS                         $ (2,450,128)   $ (680,930)    $   -

BASIC LOSS PER SHARE

 Loss from operations            $       0.00    $     0.00
 Loss from discontinued operations      (0.74)        (0.22)
BASIC LOSS PER SHARE             $      (0.74)   $    (0.22)

FULLY DILUTED LOSS PER SHARE

 Loss from operations            $       0.00    $     0.00
 Loss from discontinued operations      (0.74)        (0.22)

  Fully Diluted Loss Per Share   $      (0.74)   $    (0.22)

             WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                               Additional Employee
                        Common Stock  Treasury  Paid-In    Notes   Accumulated
                       Shares  Amount  Stock   Capital  Receivable  Deficit

Balance,
February 28, 1997    2,983,739 $ 2,984  $    -   $   477,905 $  -  $ (848,636)

Issuance of common
 stock from the
 exercise of options   341,500     341       -       564,389 (37,500)    -

Issuance of notes
 receivable to employees   -       -         -           -   (41,397)    -

Award of common stock to
 an officer                -       -         -        56,000     -       -

Purchase of treasury stock -       -      (3,186)        -       -       -

Net loss for the year ended
 February 28, 1998         -       -         -           -       -   (680,930)

Balance, February 28, 1998
 (inception of development
 stage)              3,325,239   3,325    (3,186) 1,098,294(78,897)(1,529,566)

Issuance of common
 stock from the
 exercise of options   147,125     147       -      216,603     -        -

Issuance of common stock
 for services           27,650      28       -       40,272     -        -

Cancellation of
 common stock       (1,750,000) (1,750)      -        1,750     -        -

Payments received on
 employee notes
 receivable                -       -         -          -    78,897      -

Adjustment for
 fractional shares          93     -         -          -       -        -

Net loss for the
 year ended
 February 28, 1999         -       -         -          -       -  (2,450,128)

Balance,
 February 28, 1999   1,750,107 $ 1,750  $ (3,186) $1,356,919$   - $(3,979,694)

           WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows
                                                                   From
                                                             Inception of the
                                                                Development
                                                                 Stage on
                                                                October 22,
                                        For the Years Ended    1998 Through
                                            February 28,       February 28,
                                       1999            1998        1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $(2,450,128)    $(680,930)   $      -

 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation and amortization       103,314       181,310           -
  Stock award compensation expense        -          56,000           -
  Write-off other assets              103,811           -             -
  Loss on disposal of property
  and equipment                       400,125           -             -
  Common stock issued for services     40,300           -             -
  Allowance for doubtful accounts     250,000           -             -
 Changes in assets and liabilities:
  (Increase) decrease in inventory    103,955       (91,967)          -
  (Increase) decrease in accounts
  receivable                          (26,147)     (223,853)          -
  (Increase) decrease in other assets     -         (81,441)          -
  Increase (decrease) in deferred
   revenue                            169,423       377,270           -
  Increase (decrease) in accounts
   payable                            512,847       341,218           -
  Increase (decrease) in accrued
   expenses                           190,272       248,949           -

   Net Cash Provided (Used) by Operating
    Activities                       (602,228)      126,556           -

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of property           -          13,049           -
 Purchase of property and equipment       -        (541,561)          -

  Net Cash Used by Investing Activities   -        (528,512)          -

CASH FLOWS FROM FINANCING ACTIVITIES

 (Increase) decrease in employee notes
  receivable                           78,897       (41,397)          -
 Proceeds from related party note
  payable                             230,000        40,000           -
 Principal payments on related party
  note payable                        (33,128)      (68,489)          -
 Principal payments on capital leases (16,320)       (5,132)          -
 Purchase of treasury stock               -          (3,186)          -
 Issuance of common stock             216,750       527,230           -

  Net Cash Provided by Financing
    Activities                      $ 476,199     $ 449,026       $   -

NET INCREASE (DECREASE) IN CASH     $(126,029)    $  47,070       $   -

CASH AT BEGINNING OF YEAR             126,029        78,959           -

CASH AT END OF YEAR                 $     -       $ 126,029       $   -

CASH PAID FOR:

 Interest expense                   $   2,013     $  5,715        $   -
 Income taxes                       $     -       $    -          $   -

NON-CASH FINANCING ACTIVITIES

 Acquisition of equipment through
  a capital lease                   $     -       $ 21,452        $   -
 Common stock issued for employee note
    receivable                      $     -       $ 37,500        $   -
 Property and equipment used as payment
   of accrued wages                 $  13,205     $    -          $   -

           WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                       February 28, 1999

NOTE 1 -  ORGANIZATION AND HISTORY

       a.  Nature of Operations

       World InterNetWorks, Inc., a Nevada corporation, has three wholly-owned subsidiaries, World Internet Marketplace, Inc. (WIM), a Utah corporation, engaged in marketing and distributing products and services relating to internet commerce, Global Wholesale Exchange, Inc. (GWE), a Utah corporation, which commenced operations in June 1998, providing wholesale goods to consumers via internet and fax notification, and Global Media Group, Inc. (BMG), which commenced operations in June 1998, a Utah corporation (dba as the Institute for Financial Independence) which performs seminars that sell WIM and GWX products. Collectively, World InterNetWorks, Inc. and the three wholly-owned subsidiaries are referred to as the Company.

       The Company's revenues prior to the Company discontinuing its operations and entering into the development stage on October 22, 1998 (see Note 7) were substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related internet training; and (ii) merchandise sales from the Company's internet-based virtual "mall" or "department store" (orders for merchandise on the Company's virtual "mall" are generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer).

       b.  Organization

       On August 27, 1996, the stockholders of Impressive Ventures, Inc. (the former name of the Company), a non-operating, developmental stage company, approved an agreement whereby the stockholders of Wealth International, Inc., a Utah corporation (Wealth Utah), obtained a controlling interest in the Company. This transaction was treated as an acquisition of the Company by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 2,752,245 common shares of the Company, after the effects of a 1-for-250 reverse stock split, a 4-for-1 forward stock split and a 1-for-4 reverse stock split.

       The Company had essentially no assets or operations prior to the above referenced acquisition. Wealth Utah was established in November 1995 as a partnership. It was incorporated in July 1996.

       After the transaction was completed, the Company changed its name to Wealth International, Inc. (Wealth Nevada), a Nevada corporation, and the operating subsidiary (Wealth Utah) subsequently changed its name to World Internet Marketplace, Inc. Wealth Nevada changed its name to World InterNetWorks, Inc. in January 1998 to more accurately reflect the nature of the Company's business.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 year end.

       b.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

       c.  Depreciation and Amortization

       Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of between 5 and 7 years. For financial reporting purposes, the straight-line method of depreciation is followed. Accelerated methods of depreciation are used for tax purposes.

       Maintenance and repairs, which neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

       d.  Revenue Recognition

       The Company generally receives the sales price of its web pages and products in cash at the time orders are made. Sales are generally recorded at the time the Web page is activated or the product is shipped.

       e.  Income Taxes

       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

       f.  Common Stock Split and Reverse Split

       During 1997, the Company effected a reverse stock split of 1-for-250 and, subsequently, a forward stock split of 4-for-1. On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis. The accompanying financial statements has been restated to reflect these stock splits for all periods presented.

       g.  Use of Estimates

       In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

       h.  Basic and Fully Diluted Loss Per Share

       During February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement changed the method in which earnings (loss) per share are determined. The new standard requires the computation of basic earnings (loss) per share and earnings (loss) per share assuming dilution. Options to purchase 1,532,375 and 1,079,500 shares of common stock at $0.25 to $2.50 per share were outstanding during the years ended February 28, 1999 and 1998, respectively. They were not included in the computation of net loss per common share because they would have had an antidilutive effect on the net loss per common share for the years ended February 28, 1999 and 1998. Basic net loss per common share basic and assuming dilution were the same for the years ended February 23, 1999 and 1998, respectively.

       i.  Principles of Consolidation

       The consolidated financial statements include the accounts of World InterNetWorks, Inc., World Internet Marketplace, Inc., Global Wholesale Exchange, Inc. and Global Media Group, Inc. All significant intercompany accounts have been eliminated.

       j.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 3 -  GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.
       However, the Company has sustained substantial losses from operations in recent years the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

       The Company resumed operations in April 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art website design, technical support, online training and interactive e-commerce websites to individuals and small businesses. Management believes this new direction of the Company has the ability to achieve the critical mass necessary to result in significant recurring revenue and profitable growth through hosting fees as well as product sales. Management also expects to obtain additional financing through a stock offering in order to meet its cash flow needs through fiscal year 2000.

NOTE 4 - INCOME TAXES

       As of February 28, 1999, the Company had a federal and state net operating loss carryforwards of approximately $3,600,000. The net operating losses will expire at various dates beginning in years 2012 through 2014, if not utilized.

       The Company operated, for tax purposes, as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership. Accordingly, the Company was not subject to federal income taxes on Company operating results for the period in which the partnership was in existence, and no provision or current liability or asset for federal, or state income taxes for those period has been reflected.

NOTE 5 - STOCK OPTIONS AND STOCK AWARDS

       Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to non-qualified stock options or awards.

       Incentive Stock Options

       Under the plans, incentive stock options may be granted to employees and officers. During 1998, 1,565,000 incentive stock options were granted under the plan. Incentive stock options vest at graded rates over the vesting periods. The exercise price for incentive stock options may not be less than the fair market value per share of common stock on the grant date. In the case of incentive stock options granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market price per share of common stock on the grant date. An employee may not be granted incentive stock options that would entitle the employee to purchase more than $100,000 in fair market value of common stock in the year in which the options are exercisable for the first time

       Non-Qualified Options

       Employees, officers, directors and consultants may be granted non-qualified options. Directors, officers, employees and consultants are also eligible for awards of stock and opportunities to make direct purchases of stock in the Company. During 1998, there were no non-qualified options granted under the plan. Non-qualified options vest at graded rates over the vesting periods. Non-qualified options also include options which are performance based. These options vest 20% each time the grantee sells a designated number of storefronts for the Company. The exercise price for non-qualified stock options may not be less than the lessor of (1) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the grant date, or (2) 50% of the fair market value per share of common stock on the grant date.

       Information with respect to the Company's stock option plan at February 28, 1999 is as follows:

                          Exercise   Number    Number    Number     Number
                          Price    Authorized Exercised Canceled  Outstanding

          1997 Plan  $0.25 - 2.50  1,233,750   447,500  148,000     638,250
          1998 Plan  $0.38 - 2.50    391,250   147,125      -       244,125
          1999 Plan  $0.75 - 1.00    650,000       -        -       650,000

                Totals             2,275,000   594,625  148,000   1,532,375

          Stock Awards

          During 1998, a stockholder gave 100,000 shares of the Company's restricted common stock to an officer of the Company. The fair market value of the stock on the date of gift was estimated to be $56,000 and has been recorded as compensation expense.

NOTE 6 -  COMMITMENT AND CONTINGENCIES

          Litigation and Claims

          The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the option of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of February 28, 1999.

NOTE 7 -  LOSS FROM DISCONTINUED OPERATIONS

          On October 22, 1998, the Board of Directors of the Company decided to discontinue the marketing and distribution of products and services relating to commerce on the internet due to a lack of funding and increased losses. The following is a summary of the loss from discontinued operations.

                                                                 From
                                                            Inception of the
                                                              Development
                                                               Stage on
                                                              October 22,
                                      For the Years Ended    1998 Through
                                         February 28,         February 28,
                                     1999           1998         1999
[S]                                [C]             [C]        [C]
       NET REVENUES                $ 1,988,774      $7,762,125  $     -

       COST OF PRODUCTS SOLD           826,073         999,612        -

        Gross Profit                 1,162,701       6,762,513        -

       EXPENSES

        Selling, general and
         administrative              2,827,748       2,986,536        -
        Commissions                    785,081       4,456,907        -

          Total Expenses             3,612,829       7,443,443        -

       LOSS BEFORE INCOME TAXES     (2,450,128)       (680,930)       -

       INCOME TAX EXPENSE                  -               -          -

       NET LOSS                    $(2,450,128)    $  (680,930)   $   -

       BASIC LOSS PER SHARE OF
        COMMON STOCK               $     (0.74)    $     (0.22)

       FULLY DILUTED LOSS PER SHARE
        OF COMMON STOCK            $     (0.74)    $     (0.22)

       The Company had liabilities of $2,627,271 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     See the 8-K Current Report dated February 9, 1999, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference, respecting the Company change in Certifying Accountants. There were no disagreements between the Company and Grant Thornton LLP, the previous accounting firm, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject of the disagreement in connection with their reports.
                             PART III

     Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

        Directors, Executive Officers, Promoters, and Control Persons
        -------------------------------------------------------------

        The following table sets forth certain information regarding the directors and executive officers of the Company as of October 5, 1999:

               Name                     Age                 Position
               ----                     ---                 --------
Steven K. Hansen                         40       President, Director
Philip M. Ray                            36       Secretary/Treasurer,
                                                  Director
Randal L. Roberts                        47       Director
Gary S. Winterton                        30       Director

     All directors of the Company hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Steven K. Hansen. Mr. Hansen, age 40, has extensive experience in sales and marketing. He has served as Vice President of Allen & Associates, a Texas based organization which provided membership development services for Chamber of Commerce organizations nationwide; these non-profit business organizations were reliant on Mr. Hansen's efforts to provide the necessary funding for programs and services. During the past 10 years, he has served as a Financial Advisor for Paine Webber, Smith Barney and Everen Securities. Mr. Hansen and his partner managed over $120 Million of client assets. He also has extensive experience in the areas of money management, sales, marketing, administration and client services.

     Phillip M. Ray. Mr Ray, age 36, has extensive experience in sales, marketing and client services. In 1995, he became a Senior Partner in Automotive Direct Marketing. He has also served as the President of United Printing and Mailing. While completing his Bachelor of Arts Degree at Brigham Young University, and subsequently, Mr. Ray served as a consultant for the Covey Leadership Center. In this capacity, he trained personnel from Fortune 500 companies.

     Randal L. Roberts.  Mr. Roberts, age 47, is a Vice President and
Manager of the International Banking Department of First Security Bank, a $22 Billion financial services company, with banking offices in seven states. He brings over 20 years experience in Commercial lending and International operations to the Company. Mr. Roberts has been responsible for a 328% increase in International business for his department over the past five years, and is responsible for hundreds of millions of dollars in international transactions. In his capacity as a commercial banker, Mr. Roberts has provided financial analysis of well over 2,000 different banks and corporations.

     Gary S. Winterton. Mr. Winterton, age 30, is currently the Acting President of Internet Marketing Concepts, an Internet development company. He brings broad experience to the Company, including seven years with the Covey Leadership Center, where he was one of the top revenue producers and business developers. He was a key figure in the development of the highly acclaimed "First Things First" time management training division. Following his tenure with Covey Leadership Center, Mr. Winterton served as Vice President of a marketing/communications company which provided recruiting, training and motivational materials for the direct sales and network marketing industry.

     Material Employment Contracts
     -----------------------------

     The Company has or shortly will execute Employment Contracts with certain members of its management as follows, which modifies the arrangements set forth in the 8-K Current Report dated February 19, 1999:

     Steven K. Hansen. Mr. Hansen was designated on February 19, 1999, to act as the President of the Company for a period of three years; at a monthly salary of $8,000; with a complete medical benefit package for him and his family; and with 800,000 shares of "restricted securities" (common stock) to be issued no later than 10 days from the execution of the Employment Contract.

     Phillip M. Ray.  Mr. Ray was designated Secretary/Treasurer, on
March 4, 1999, and will act as the business development manager, responsibilities to include all facets the Company's direct selling efforts, the transfer of existing web sites to the new server, day to day operations and introductions to strategic business alliances. He will receive a monthly salary of $3,000, until June 1, 1999, with a six month review; 20,000 shares of "restricted securities" (common stock) have been issued in the name "Automotive Direct" in consideration of a $40,000 debt of the Company; 10,000 shares shall be issued for salary for the period ended September 30, 1999; and Mr. Ray shall be accorded the following options to purchase additional shares of these "restricted securities," for a period of two years after vesting, with all non-vested options to expire on termination of employment for any reason: 50,000 shares, to vest immediately, at a price of $0.40 per share; an additional 50,000 shares at a price of $0.40 per share, to vest upon successful communications effort with Wiworks members, proactive ideas and concepts provided to the Company and the closure of various back office issues; and a 25,000 cash-less finder's fee, in the event the Company benefits from certain introductions made by Mr. Ray.

     Randal L. Roberts. Mr. Roberts was designated as a director on March 4, 1999. For his service on the Board of Directors, he shall be granted the option to acquire 10,000 shares of "restricted securities" (common stock) at a price of $$0.40 per share for fiscal 1999. This options shall vest immediately, and shall expire in five years.

     Gary S. Winterton. Mr. Winterton was designated as a director on March 4, 1999. For his service on the Board of Directors, he shall be granted the option to acquire 10,000 shares of "restricted securities" (common stock) at a price of $0.40 per share for fiscal 1999; an additional 50,000 shares to be priced at the market price for the Company's securities on any national medium on July 23, 1999, for a price of $0.75 per share; and 100,000 shares at a price of $0.40 per share. These options shall vest immediately, and shall expire in five years. These shares shall be included in a registration statement by the Company on demand by Mr. Winterton.

     Termination of Employment and Change in Control Arrangements
     ------------------------------------------------------------

     Not applicable.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who beneficially own more than 10% of a fully reporting company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not a fully reporting company, and, accordingly, is not subject to such reporting requirements; it files reports under Section 15(d).

    Item 10. Executive Compensation.
             -----------------------

     Executive Compensation Summary Information
     ------------------------------------------

     The compensation information set forth on the following table summarizes the compensation received by Management for the past fiscal year and since the recommencement of the Company's developmental stage:

    Name and Principal   Salary   Bonus   Other     Securities     All Other
      Position             ($)     ($)*  Annual     Underlying   Compensation
                                         Comp-      Option/SARs       ($)
                                        ensation       (#)
    ------------------   ------   ----- --------    -----------  ------------
Steven K. Hansen         $0       0      0            0              0
Phillip M. Ray           $0       0      0            0              0
Randal L. Roberts        $0       0      0            0              0
Gary S. Winterton        $0       0      0            0              0

    * The Company provides bonus compensation to certain executive officers in accordance with an incentive bonus program. Under the bonus program, the Company's Board of Directors considers the relative contribution of each included executive officer to the overall profitability of the Company on a periodic basis, based on sales, revenues, and overall Company performance, and allocates bonus compensation accordingly.

         With respect to long-term compensation, other than grants of options listed in the above table, the Company made no restricted stock awards or Long-Term Incentive Plan payouts during the fiscal year ended February 28, 1999.

     Stock Option and Stock Appreciation Rights Grants in the Fiscal Year Ending February 28, 1999
     ------------------------

     See Note 5 of the audited financial statements of the Company included in
Part I, Item 7.

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

     Stock Option Grants. The Plan Committee may grant Incentive Stock Options and Non-Qualified Stock Options under the Plan. With respect to each option grant, the Plan Committee will determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option),and the other terms and conditions of the option.

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

     For information regarding options issued or outstanding at fiscal year end, see Note 5 of the audited financial statements of the Company included in
Part I, Item 7.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
     --------------------------

     There were no exercises of options by the Company's directors or executive officers during the past fiscal year.

    Item 11.  Security Ownership of Certain Beneficial Owners and Management.
              ---------------------------------------------------------------

     The following table sets forth, as of October 5, 1999, the number of shares of the Company's common stock, held by all persons known to the Company to be beneficial owners of more than five percent of the Company's common stock (the Company's only class of voting securities) and by executive officers and directors of the Company individually and as a group.

        Name/Address of 5% Beneficial Owner,
             Director, Officer              Number of Shares Percent of Class*
        -----------------------------------  ---------------- ----------------
Steven K. Hansen                              975,000             28.69%

Phillip M. Ray                                 20,000               .05%

Randal L. Roberts                              --0                 --0--

Gary S. Winterton                              --0                 --0--

    Officers and Directors as a Group
    (4 persons)                               975,000             28.74%

          *Does not include options outlined above under Part III, Item 10.

    Item 12.Certain Relationships and Related Party Transactions.
         -------------------------------------------------------

     Except as outlined in Part III, Item 10, or in the 8-K Current Report dated February 19, 199, there have been no material transactions with members of management, 5% stockholders or promoters or founders during the past two fiscal years ended February 28, 1999 and 1998.

    Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
             ---------------------------------------------------------------

    (a)

     22      Subsidiaries

     27      Financial Data Schedule.

    (b) Forms 8-K filed during the fiscal year ended February 28, 1999.

              (i)   8-K Current Report dated October 22, 1998

              (ii)  8-K Current Report dated February 9, 1999

                        (iii) 8-K Current Report dated February 19, 1999

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD INTERNETWORKS, INC.

Date: 10/6/99                          /s/Steven K. Hansen
     -------------                     ----------------------------
                                       Steven K. Hansen, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: 10/6/99                         /s/Steven K. Hansen
     ------------                     --------------------------------
                                      Steven K. Hansen, President and
                                      Director


Date: 10/6/99                         /s/Phillip M. Ray
     ------------                     --------------------------------
                                      Phillip M. Ray, Secretary/Treasurer and
                                      Director


Date: 10/6/99                         /s/Randal L. Roberts
     ------------                     ---------------------------------
                                      Randal L. Roberts, Director


Date: 10/6/99                         /s/Gary S. Winterton
     ------------                     ---------------------------------
                                      Gary S. Winterton, Director