Form 10QSB
period 1999-05-31
WORLD INTERNETWORKS INC
filed 1999-10-07
CIK 793981

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: May 31, 1999

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

     The number of outstanding shares of the Registrant's common stock as of October 4, 1999, was: 3,398,107 shares.

Transitional Small Business Disclosure Format (Check One) : Yes [x] No [ ]

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

     The interim financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999.

                        WORLD INTERNETWORKS, INC.
                            AND SUBSIDIARIES
                      (A Development Stage Company)

                Consolidated Financial Statements

                              May 31, 1999

               World Internetworks, Inc. and Subsidiaries
                 Consolidated Balance Sheets (Unaudited)
          May 31, 1999 and February 28, 1999 (Fiscal Year End)
ASSETS
                                                      May 31,     February 28,
                                                       1999           1999
Current Assets:
    Cash and cash equivalents                          $  2,079 $       -

    Total current assets                                  2,079         -
Property, plant and equipment at cost, net                2,687       3,060

                                                       $  4,766 $     3,060
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                  $  53,553 $       -
    Accrued expenses                                     12,539         -
    Reserve for discontinued operations               2,627,271   2,627,271
      Total current liabilities                       2,693,363   2,627,271

Commitments and contingencies

Shareholders' equity (deficit):
    Common stock, $.001 par value; 500,000,000
    shares authorized; 2,998,107 and 1,750,107
    shares issued at May 31, 1999 and Feb 28, 1999,
    respectively                                          2,998       1,750
    Capital in excess of par value                    1,682,671   1,356,919
    Treasury stock, at cost                              (3,186)     (3,186)
    Deficit accumulated prior to development stage   (3,979,694) (3,979,694)
    Deficit accumulated from the inception of the
    development stage on October 22, 1998              (391,386)
       Total shareholders' deficit                   (2,688,597) (2,624,211)
                                                    $     4,766 $     3,060

The notes to Consolidated Financial Statements are an integral part of these statements.

                       World Internetworks, Inc. and Subsidiaries
                    Consolidated Statements of Operations (Unaudited)
                    For the Three Months Ended May 31, 1999 and 1998
                                                                   From
                                                                 Inception
                                                             of Development
                                         Three months ended  Stage-October 22,
                                               May 31,       1998 thru May 31,
                                         1999           1998         1999
Net sales and revenues:                $     4,257 $      -   $      4,257
Cost of products sold                        3,375        -          3,375
    Gross profit                               882        -            882

Operating expenses:
    Selling, general and administrative
    expenses                               391,896        -        391,896
    Depreciation and amortization              372        -            372
       Total operating expenses            392,268        -        392,268
       Loss from operations               (391,386)       -       (391,386)
Loss from discontinued operations              -     (299,041)         -
       Loss before income tax benefit     (391,386)  (299,041)    (391,386)

Income tax benefit                             -          -            -

       Net loss                        $  (391,386) $(299,041)  $ (391,386)
Weighted average common shares
outstanding (1998 restated to give
effect to a 4 for 1 reverse split
effective September 4, 1998)             2,548,774  3,351,917

Loss per common share                    $   (0.15) $   (0.09)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   World Internetworks, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended November 30, 1998 and 1997
                             (Unaudited)
                                                                   From
                                                                 Inception
                                                             of Development
                                         Three months ended  Stage-October 22,
                                               May 31,       1998 thru May 31,
                                         1999           1998         1999
Cash flows from operating activities:
    Net loss                            $(391,385) $(299,041) $(391,385)
    Adjustments to reconcile net loss
    to cash used in operating activities:
        Depreciation and amortization         372     50,892        372
        Changes in current assets and
        liabilities
            Inventory                         -      (79,483)       -
            Accounts receivable               -      153,699        -
            Prepaid expenses                  -       (3,000)       -
            Other assets                      -      (21,400)       -
            Accounts payable               53,553     82,975     53,553
            Accrued expenses               12,539   (122,638)    12,539
            Deferred revenue                  -       96,128        -

        Net cash provided by (used in)
        operating activities             (324,921)  (141,868)  (324,921)

Cash flows from investing activities:
    Purchase of property and equipment        -      (35,046)       -

Cash flows from financing activities:
    Sale of common stock, net of
    offering cost                         327,000    119,800    327,000

Net increase (decrease) in cash             2,079    (57,114)     2,079

Cash at beginning of period                   -       126,029       -

Cash at end of period                    $  2,079  $   68,915  $  2,079

The Notes to Consolidated Financial Statements are an integral part of these statements.

               WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                              May 31, 1999

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

The Company is currently engaged in the development of marketing systems and distribution of products and services relating to Internet commerce and providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses.

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

f. Common Stock Reverse Split

On September 4, 1998, the Company effected a reverse stock split on a 1 -for-4 basis. The accompanying financial statements has been restated to reflect this stock splits for all periods presented.

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

h. Basic and Fully Diluted Loss Per Share

In 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement changed the method in which earnings
(loss) per share are determined. The new standard requires the computation of basic earnings (loss) per share and earnings (loss) per share assuming dilution. Options to purchase 1,532,375 and 1,079,500 shares of common stock at $0.25 to $2.50 per share were outstanding during the years ended February 28, 1999 and 1998, respectively. They were not included in the computation of net loss per common share because they would have had an antidilutive effect on the net loss per common share for the three months ended May 31, 1999 and 1998. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the three months ended May 31, 1999 and 1998, respectively.

i. Principles of Consolidation

The consolidated financial statements include the accounts of World InterNetworks, Inc., World Internet Marketplace, Inc., Global Wholesale Exchange, Inc. and Global Media Group, Inc. All significant intercompany accounts have been eliminated.

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations from it's inception and the recoverability of a major portion of the asset amounts in the accompanying balance sheets is dependent upon the Company's ability to raise sufficient working capital to meet its operating costs and debt obligations on a continuing basis in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded asset and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4 - INCOME TAXES

As of May 31, 1999, the Company had a federal and state net operating loss carryforwards of approximately $4,000,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

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

NOTE 5 - COMMON STOCK ISSUED

FOR SERVICES

In March 1999 the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the shares issued were 975,000 shares issued to Steven
K. Hansen, President, CEO and Chairman of the Board of Directors. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management fees, legal and professional fees totaling $287,000 in the quarter relating to the shares issued.

FOR CASH

In April the Company issued 100,000 shares of common stock restricted under Rule 144 in a private placement to three unrelated individuals in exchange for cash in the amount of $40,000.

NOTE 6 - STOCK OPTIONS AND STOCK AWARDS

Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to non-qualified stock options or awards. On September 4, 1998, the Company effected a reverse stock split on a 1 -for-4 basis, reducing the number of shares available for stock options and awards to non-qualified stock options or awards to the original 4,000,000 shares.

Incentive Stock Options

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

Information with respect to the Company's stock option plan at May 31, 1999 is as follows:

              Exercise       Number     Number      Number     Number
              Price        Authorized  Exercised   Canceled  Outstanding
1997 Plan $0.25-2.50        1,233,750   447,500    148,000     638,250
1998 Plan $0.38-2.50          391,250   147,125        -       244,125
1999 Plan $0.75-1.00          650,000       -          -       650,000
   Totals                   2,275,000   594,625    148,000   1,532,375

NOTE 7 - COMMITMENT AND CONTINGENCIES

Litigation and Claims

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the option of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of February 28, 1999.

NOTE 8 - LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company decided to discontinue the marketing and distribution of products and services relating to commerce on the internet due to a lack of funding and increased losses. Following is a summary of the loss from discontinued operations.

                                                                   From
                                                             Inception of the
                                                               Development
                                                                Stage on
                                                               October 22,
                                  For the three months Ended  1998 Through
                                           May 31,               May 31,
                                    1999             1998         1999
NET REVENUES                      $       -       $ 1,262,318  $       -

COST OF PRODUCTS SOLD                     -           273,563          -

    Gross Profit                          -           988,755          -

EXPENSES

    Selling, general and administrative   -           517,033          -
    Commissions                           -           770,763          -
         Total Expenses                   -         1,287,796          -

LOSS BEFORE INCOME TAXES                  -          (299,041)         -

INCOME TAX EXPENSE                        -               -            -

NET LOSS                           $      -        $ (299,041) $       -

BASIC LOSS PER SHARE OF
COMMON STOCK                       $      -        $    (0.02)

FULLY DILUTED LOSS PER SHARE
OF COMMON STOCK                    $      -        $    (0.2)

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

Results of Operations for Period Ended May 31,1999
--------------------------------------------------

     In October 1998 the Company discontinued its previous business of developing web sites, related Internet training and merchandising through and Internet mall. The Company has since entered a "development stage" in which it is developing marketing systems and distribution of products and services relating to Internet commerce together with designing/hosting web sites for individuals and small businesses involved in e-commerce. Consequently all operating results prior to the discontinuance of its previous operations have been reflected singularly as losses from discontinued operations. Current operations are, therefore, not comparable to operations for the quarter ended May 31, 1998. During the three months ended May 31, 1999, the Company recorded revenues from the beginning of its new business plan of $4,257.

     Selling, general and administrative expenses were $391,896 for the three months ended May 31, 1999 and depreciation and amortization totaled $372 for the same period. Management fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan.

     The Company incurred losses from operations of ($391,386) during the three months ended May 31, 1999. The loss from operations is due primarily to management fees, salaries and other professional fees included in selling, general and administrative expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the development of its ongoing business plan will continue at present or decreased levels for the remainder of fiscal 2000, assuming availability of working capital.

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

Liquidity
---------

     During the quarter ended May 31, 1999, the Company had limited cash resources. During April, 1999, the Company issued 100,000 shares of its "restricted securities" (common stock) in consideration of the sum of $40,000. The Company also issued 1,148,000 shares of its "restricted securities" (common stock) to a number of individuals for services rendered of an aggregate value of approximately $287,000.

     The Company's cash increased from $0 at the fiscal year ended February 28, 1999, to $2,079 at May 31, 1999.

     The Company had a loss from discontinued operations of $(299,041) and a loss from operations for the period ended May 31, 1999 of $(391,386).

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

         PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     In February 1998, World Internet Marketplace, Inc., a subsidiary, filed a complaint in the Fourth District Court for Utah County, Utah, alleging breach of fiduciary duty, conversion, tortuous interference with economic relations and violation of the Utah Uniform Trade Secrets Act against three former employees of the Company. The claims resulted from certain commission practices and discussions with competitors engaged in by the former employees. Defendants filed an answer in March of 1998, in which no counterclaim was asserted. The matter is still pending.

     In June, 1998, World Internet Marketplace, Inc. filed a complaint in the Fourth District Court for Utah County, Utah, alleging wrong doings of a former officer of this entity. The matter is still pending.

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

     None, not applicable.

Item 3.   Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended November 30, 1998.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (A) During the quarter ended November 30, 1998, the Company filed an 8-K Current Report dated October 22, 1998, reflecting the financial status of the Company and the seeking of alternatives to remain a viable entity; an 8-K Current Report dated
               February 9, 1999, was also filed respecting a change in the Certifying Accountants of the Company; and an 8-K Current Report dated February 19, 1999, was filed respecting the Company's restructuring and new management.

                           SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WORLD INTERNETWORKS, INC.


Date: 10/6/99                        /s/Steven K. Hansen
     --------------                  -----------------------------
                                     Steven K. Hansen, Chief Executive Officer
                                     and Director

Date: 10/6/99                        /s/Phillip M. Ray
     ---------------                 -----------------------------
                                     Phillip M. Ray, Secretary/Treasurer