Form 10QSB
period 1999-08-31
WORLD INTERNETWORKS INC
filed 1999-10-26
CIK 793981

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: August 31, 1999

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

     The number of outstanding shares of the Registrant's common stock as of October 25, 1999, was: 3,398,107 shares.

Transitional Small Business Disclosure Format (Check One): Yes [x] No []

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

                        WORLD INTERNETWORKS, INC.
                            AND SUBSIDIARIES
                      (A Development Stage Company)

                Consolidated Financial Statements

                            August 31, 1999

               World Internetworks, Inc. and Subsidiaries
                 Consolidated Balance Sheets (Unaudited)
          August 31, 1999 and February 28, 1999 (Fiscal Year End)
ASSETS
                                                      August 31,  February 28,
                                                       1999           1999
Current Assets:
    Cash and cash equivalents                          $  2,295 $       -

    Total current assets                                  2,295         -
Property, plant and equipment at cost, net                3,531       3,060

                                                       $  5,826 $     3,060
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                  $ 139,897 $       -
    Accrued expenses                                     14,692         -
    Advanced Payable to shareholder                        10,000         -
    Reserve for discontinued operations               2,627,271   2,627,271
      Total current liabilities                       2,791,860   2,627,271

Commitments and contingencies

Shareholders' equity (deficit):
    Common stock, $.001 par value; 500,000,000
    shares authorized; 3,548,107 and 1,750,107
    shares issued at August 31, 1999 and Feb 28, 1999,
    respectively                                          3,548       1,750
    Capital in excess of par value                    1,727,121   1,356,919
    Treasury stock, at cost                              (3,186)     (3,186)
    Deficit accumulated prior to development stage   (3,979,694) (3,979,694)
    Deficit accumulated from the inception of the
    development stage on October 22, 1998              (533,823)
       Total shareholders' deficit                   (2,786,034) (2,624,211)
                                                    $     5,826 $     3,060

The notes to Consolidated Financial Statements are an integral part of these statements.

                       World Internetworks, Inc. and Subsidiaries
                    Consolidated Statements of Operations (Unaudited)
         For the Three Months and Six Months Ended August 31, 1999 and 1998
                                                                   From
                                                                 Inception
                                                             of Development
                        Three months ended Six months ended  Stage-October 22,
                           August 31,         August 31,     1998 thru May 31,
                         1999        1998   1999      1998         1999
Net sales and revenues:   $  25,890  $    -   $  30,147 $      -  $  30,147
Cost of products sold        13,157       -      16,532        -     16,532
    Gross profit             12,733       -      13,615        -     13,615

Operating expenses:
    Selling, general and
    administrative
    expenses                154,710       -     546,606        -    546,606
    Depreciation and
    amortization                460       -         832        -        832
       Total operating
       expenses             155,170       -     547,438        -    547,438
       Loss from operations(142,437)      -    (533,823)       -   (533,823)
Loss from discontinued
operations                      -     (718,239)     -   (1,017,280)     -
       Loss before income
       tax benefit         (142,437)  (718,239)(533,823)(1,017,280)(533,823)

Income tax benefit              -          -        -          -        -

       Net loss           $(142,437) $(718,239)(533,823)(1,017,280)(533,823)
Weighted average common
shares outstanding (1998
restated to give effect
to a 4 for 1 reverse split
effective September
4, 1998)                  3,198,107 3,378,594 2,906,774 3,378,594

Loss per common share     $   (0.04) $  (0.21) $ (0.18)  $ (0.30)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     World Internetworks, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended August 31, 1999 and 1998
                                   (Unaudited)

                                                                   From
                                                                 Inception
                                                             of Development
                                          Six months ended  Stage-October 22,
                                            August 31,       1998 thru May 31,
                                         1999           1998         1999
Cash flows from operating activities:
    Net loss                            $(533,823) $(1,017,280) $(533,823)
    Adjustments to reconcile net loss
    to cash used in operating activities:
        Depreciation and amortization         832      102,502        832
        Changes in current assets and
        liabilities
            Inventory                         -         70,517        -
            Accounts receivable               -        187,197        -
            Prepaid expenses                  -         (3,000)       -
            Other assets                      -         90,794        -
            Accounts payable              139,897      447,376    139,897
            Accrued expenses               14,692     (252,874)    14,692
          Advance payable to shareholder 10,000          -       10,000
            Deferred revenue                  -        126,423        -

        Net cash provided by (used in)
        operating activities             (368,402)    (248,345)  (368,402)

Cash flows from investing activities:
    Purchase of property and equipment     (1,303)    (119,494)    (1,303)

Cash flows from financing activities:
    Sale of common stock, net of
    offering cost                         372,000      174,800    372,000
    Proceeds from note payable                -        109,128        -
    Satisfaction of note payable              -        (35,920)       -
    Proceeds from employee note receivable    -          1,397        -
    Reduction in lease obligation             -         (1,284)       -

       Net cash provided by (used in)
      financing activities               372,000      248,121    372,000

Net increase (decrease) in cash             2,295     (119,718)     2,295

Cash at beginning of period                   -        126,029        -

Cash at end of period                    $  2,295   $    6,311   $  2,295

The Notes to Consolidated Financial Statements are an integral part of these statements.

           WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                        August 31, 1999


NOTE 1 -                      ORGANIZATION AND HISTORY

       a.  Nature of Operations

       World InterNetWorks, Inc., a Nevada corporation, has three wholly-owned subsidiaries, World Internet Marketplace, Inc. (WIM), a Utah corporation, engaged in marketing and distributing products and services relating to internet commerce, Global Wholesale Exchange, Inc. (GWE), a Utah corporation, which commenced operations in June 1998, and provided wholesale goods to consumers via internet and fax notification, and Global Media Group, Inc., a Utah corporation(BMG), which commenced operations in June 1998, (dba as the Institute for Financial Independence) which performed seminars that sold WIM and GWX products. Collectively, World InterNetWorks, Inc. and the three wholly-owned subsidiaries are referred to as the Company.

       The Company's revenues prior to discontinuing its operations and entering into the development stage on October 22, 1998 (see Note 7) were substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related Internet training; and (ii) merchandise sales from the Company's Internet-based virtual "mall" or "department store" (orders for merchandise on the Company's virtual "mall" were generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer).

       The Company is currently engaged in the development of systems for marketing and distribution of products and services relating to Internet commerce and providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 fiscal year end.

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

       f.  Common Stock Reverse Split

       On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis. The accompanying financial statements have been restated to reflect this stock splits for all periods presented.

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

       h.  Basic and Fully Diluted Loss Per Share

       In 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement changed the method in which earnings (loss) per share are determined. The new standard requires the computation of basic earnings (loss) per share and earnings (loss) per share assuming dilution. Options to purchase 1,532,375 shares of common stock at $0.25 to $2.50 per share were outstanding during the year ended February 28, 1999. Additional options to purchase 270,000 shares of common stock at $0.40 to $0.75 per share have been issued in the six months since February 28, 1999. The options were not included in the computation of net loss per common share because they would have had an antidilutive effect on the net loss per common share for the three months and six months ended August 31, 1999 and 1998. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the three months and six months ended August 31, 1999 and 1998, respectively.

       i.  Principles of Consolidation

       The consolidated financial statements include the accounts of World InterNetWorks, Inc., World Internet Marketplace, Inc., Global Wholesale Exchange, Inc. and Global Media Group, Inc. All significant intercompany accounts have been eliminated.

       k. Development costs

       The costs of developing the Company's new business plan, including new web-site design and marketing research and analysis are charged to general and administrative expense as incurred.

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

NOTE 4 - INCOME TAXES

       As of August 31, 1999, the Company had a federal and state net operating loss carryforwards of approximately $4,130,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

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

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS ISSUED

       FOR SERVICES

       In March 1999 the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management fees, legal and professional fees totaling $287,000 in March 1999 relating to the shares issued. Additionally, the Company has agreed to issued 247,500 shares of the Company's common stock through an S-8 Registration Statement for similar services that have been accrued as accounts payable in the amount of $75,000.

       FOR CASH

       In April the Company issued 100,000 shares of common stock in exchange for cash in the amount of $40,000. In July the Company issued 40,000 shares of common stock in exchange for cash of $20,000. All the shares issued are restricted under Rule 144 and were issued in private placements to qualified investors. In addition to the shares issued each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share.

       In August the Company issued 500,000 shares of common stock in exchange for cash of $25,000. The 500,000 shares were issued as the first installment of a total of 4,200,000 shares to be issued under a definitive agreement with Fairway Capital Partners, LLC., in exchange for a total of $1,800,000 in cash plus certain investment banking services to be provided over a period of one year. This best efforts arrangement is more fully described in the business development section of the Company's accompanying 10Q for the six month period ending August 31, 1999.

NOTE 6 - STOCK OPTIONS AND STOCK AWARDS

       Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to non-qualified stock options or awards. On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis, reducing the number of shares available for stock options and awards to non-qualified stock options or awards to the original 4,000,000 shares.

       Incentive Stock Options

       Under the plan, incentive stock options may be granted to employees and officers. During 1998, 1,565,000 incentive stock options were granted under the plan. Incentive stock options vest at graded rates over the vesting periods. The Company has not granted any additional options under the plan in the current fiscal year. The exercise price for incentive stock options may not be less than the fair market value per share of common stock on the grant date. In the case of incentive stock options granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of fair market price per share of common stock on the grant date. An employee may not be granted incentive stock options that would entitle the employee to purchase more than $100,000 in fair market value of common stock in the year in which the options are exercisable for the first time.

       Non-Qualified Options

       Employees, officers, directors and consultants may be granted non-qualified options. Directors, officers, employees and consultants are also eligible for awards of stock and opportunities to make direct purchases of stock in the Company. During 1998, there were no non-qualified options granted under the plan. Options to purchase 270,000 at prices ranging from $0.40 to $0.75 were granted in the period ended August 1999. Non-qualified options vest at graded rates over the vesting periods. Non-qualified options also include options which are performance based. These options vest 20% each time the grantee sells a designated number of storefronts for the Company. The exercise price for non-qualified stock options may not be less than the lessor of (1) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the grant date, or
       (2) 50% of the fair market value per share of common stock on the grant date.

Information with respect to the Company's stock option plan at August 31, 1999 is as follows:

                          Exercise     Number     Number   Number    Number
                          Price      Authorized Exercised Canceled Outstanding

          1997 Plan  $   0.25 - 2.50  1,233,750  447,500   148,000  638,250
          1998 Plan  $   0.38 - 2.50    391,250  147,125       -    244,125
          1999 Plan  $   0.75 - 1.00    650,000      -         -    650,000
          1999 Post **$  0.40 - 0.75        -        -         -    270,000

                Totals                2,275,000  594,625   148,000 1,802,375
          ** Granted post reorganization

NOTE 7 -  COMMITMENT AND CONTINGENCIES

          Employment Contracts

          Effective February 19, 1999 the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company, the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition Mr. Hansen was issued 800,000 shares of the Company's common stock restricted under rule
          144. The term of the contract is three years.

          Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provide a monthly salary of $3,000 through June 1999. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct in consideration for a $40,000 debt of the Company. Mr. Ray will also be issued 10,000 shares of the Company's restricted common stock in lieu of salary valued at $1.00 per share for the period from June through September 1999. In addition Mr. Ray has been granted options to acquire the Company's common stock as follows:
          50,000 shares at a price of $0.40 per share, vested immediately and 50,000 shares to be granted at a price of $0.40 per share when certain business activities have been successfully completed for the Company. In addition cash-less warrants to purchase 25,000 shares of the Company's common stock will be issued as a finders fee to Mr. Ray in the event the Company benefits from business opportunities introduced to the Company by Mr. Ray.

          Directors Compensation Commitments

          Effective March 4, 1999 Randall L. Roberts and Gary S. Winterton were appointed to the Board of Directors of the Company. As Directors compensation they were each granted options to acquire 10,000 shares of the Company's restricted common stock at a price of $0.40 per share. In addition, on July 23, 1999 Mr. Winterton was granted an option to acquire 100,000 shares of the Company's restricted common stock at a price of $0.40 per share and a third option to acquire 50,000 shares at a price of $0.75 per share. The directors options expire in five years. Shares underlying the options granted Mr. Winterton will be included in a registration statement upon the demand of the holder.

          Litigation and Claims

          The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of August 31, 1999.

NOTE 8 -  LOSS FROM DISCONTINUED OPERATIONS

          On October 22, 1998, the Board of Directors of the Company decided to discontinue the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. Following is a summary of the loss from discontinued operations.

                                                         From
                                                    Inception of the
                                                       Development
                                                        Stage on
                                                       October 22,
                           For the six months Ended   1998 Through
                                 August 31,             August 31,
                              1999        1998            1999
[S]                          [C]          [C]          [C]
       NET REVENUES           $         -  $ 2,168,965  $          -

       COST OF PRODUCTS SOLD            -      566,622             -

        Gross Profit                    -    1,582,343             -

       EXPENSES

        Commissions                     -      760,394             -
        Selling, general and
        administrative                  -    1,839,229             -

          Total Expenses                -    2,599,623             -

       LOSS BEFORE INCOME TAXES         -   (1,017,280)            -

       INCOME TAX EXPENSE               -          -               -

       NET LOSS                    $    -  $(1,017,280)    $       -

       BASIC LOSS PER SHARE OF
        COMMON STOCK               $    -  $     (0.08)

       FULLY DILUTED LOSS PER SHARE
        OF COMMON STOCK            $    -  $     (0.8)

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

     As of August 31, 1999, the Company has successfully resumed operations with a business model based upon the premise that a "Full Service" web hosting company would be able to fill a niche that existed in the marketplace. To that end, the Company has established a business opportunity that includes everything needed for a small business to successfully compete on the World Wide Web.

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

Results of Operations for Period Ended August 31,1999
-----------------------------------------------------

     In October 1998, the Company discontinued its previous business of developing web sites, related Internet training and merchandising through and Internet mall. The Company has since entered a "development stage" in which it is developing marketing systems and distribution of products and services relating to Internet commerce, together with designing/hosting web sites for individuals and small businesses involved in e-commerce. Consequently, all operating results prior to the discontinuance of its previous operations have been reflected singularly as losses from discontinued operations. Current operations are, therefore, not comparable to operations for the quarter ended August 31, 1998. During the three months ended August 31, 1999, the Company recorded revenues of $25,890 and $30,147 for the six months ended August 31, 1999.

     Selling, general and administrative expenses were $154,710 for the three months ended August 31, 1999 and $546,606 for the six months ended August 31, 1999; depreciation and amortization totaled $460 for the three months ended August 31, 1999 and $832 for the six months ended August 31, 1999. Management fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan.

     The Company incurred losses from operations of ($142,437) during the three months ended August 31, 1999 and ($533,823) for the six months ended August 31, 1999. The loss from operations is due primarily to management fees, salaries and other professional fees included in selling, general and administrative expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the development of its ongoing business plan will continue at present or decreased levels for the remainder of fiscal 2000, assuming availability of working capital.

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

Liquidity
---------

     During the quarter ended August 31, 1999, the Company had limited cash resources. During April, 1999, the Company authorized the issuance of 100,000 shares of its "restricted securities" (common stock) in consideration of the sum of $40,000, and 50,000 shares of its "restricted securities" (common stock) in consideration of the sum of $20,000 (these 150,000 shares have not yet been issued). The Company also authorized 1,148,000 shares of its "restricted securities" (common stock) to be issued to a number of individuals for services rendered of an aggregate value of approximately $287,000; these shares have also not yet been issued.

     The Company's cash increased from $0 at the fiscal year ended February 28, 1999, to $2,295 at August 31, 1999.

     The Company had a loss from operations for the period ended August 31, 1999 of $(134,937).

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended August 31, 1999.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (A)       Subsequent to the quarter ended August 31, 1999, the Company filed an 8-K Current Report dated September 14, 1999, respecting a Letter of Intent with Fairway Capital Partners, LLC.


                           SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WORLD INTERNETWORKS, INC.


Date: 10/21/99                       /s/Steven K. Hansen
     --------------                  -----------------------------
                                     Steven K. Hansen, Chief Executive Officer
                                     and Director

Date: 10/21/99                       /s/Phillip M. Ray
     ---------------                 -----------------------------
                                     Phillip M. Ray, Secretary/Treasurer