Form 10QSB
period 1999-11-30
WORLD INTERNETWORKS INC
filed 2000-01-21
CIK 793981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
     period from                            to                        .

            Commission file number    033-05844-NY

                   WORLD INTERNETWORKS, INC.
     (Exact name of registrant as specified in its charter)

       Nevada                                         87-0443026
(State of incorporation)                 (I.R.S. Employer Identification No.)

               418 South Commerce Road, Suite 422
                        Orem, Utah 84058
     (Address of principal executive offices and zip code)

                         (801) 434-7517
      (Registrant's telephone number, including area code)

      5152 North Edgewood Drive, Suite 250, Provo, Utah 84604
  (Former address of principal executive offices and zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X   or No

The number of outstanding shares of the Registrant's common stock as of January 21, 1999, was: 6,000,607 shares.

Transitional Small Business Format (Check One) :  Yes [x]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim consolidated financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interium financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999.

            World Internetworks, Inc. and Subsidiaries
             Consolidated Balance Sheets (Unaudited)
    November 30, 1999 and February 28, 1999 (Fiscal Year End)
ASSETS
                                        November 30,   February 28,
                                           1999           1999
Current Assets
   Cash and cash equivalents              $      4,286          $       -
   Accounts receivable-Trade                     1,486                  -
   Due from shareholder                         15,000                  -
        Total current assets              $     20,772          $       -

Property and Equipment at cost, net              4,412                3,060

                                          $     25,184          $     3,060

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts Payable                       $     60,159          $       -
   Accrued expenses                              1,147                  -
   Reserve for discontinued operations       2,459,206            2,627,271
        Total current liabilities            2,520,512            2,627,271

Commitments and contingencies

Shareholders' equity (deficit):
   Common stock, $.001 par value; 500,000,000
   shares authorized, 5,920,607 and 1,750,107
   shares issued at November 30, 1999 and Feb
   28, 1999, respectively                        6,071                1,750
   Capital in excess of par value            2,067,098            1,356,919
   Treasury stock, at cost                      (3,186)              (3,186)
   Deficit accumulated prior to development
   stage                                    (3,979,694)          (3,979,694)
   Deficit accumulated from the inception of
   the development state on October 22, 1998  (585,617)                 -
         Total shareholders' deficit        (2,495,328)          (2,624,211)
                                           $    25,184           $    3,060

            World Internetworks, Inc. and Subsidiaries
        Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended November 30, 1999 and 1998
                                                             From Inception of
                                                             Development Stage
                        Three months ended Nine months ended  October 22, 1998
                           November 30,     November 30,     thru November 30,
                        1999         1998    1999        1998      1999

Net sales and revenues: $  20,793    $    -    $  50,940  $   -       $50,940
Costs of Services and
products sold              14,369         -       30,901      -        30,901
Gross Profit                6,424         -       20,039      -        20,039

Operating Expenses:
Selling, General and
Administrative expenses   111,354         -      775,460      -       775,460
Depreciation and
amortization                  494         -        1,326      -         1,326
Total operating expenses  111,848         -      776,786      -       776,786

Loss from operations     (105,424)        -     (756,747)     -      (756,747)

Loss from discontinued
operations                    -      (1,320,486)     -   (2,337,766)      -

Loss before extraordinary
items                    (105,424)   (1,320,486)(756,747)(2,337,766) (756,747)

Extraordinary Item:
Gain on forgiveness of
debt-reserve for
discontinued operations
and accounts payable      171,130         -      171,130      -       171,130

Income tax benefit            -           -          -        -           -

Net Income (loss)          65,706    (1,320,486)(585,617)(2,337,766) (585,617)

Weighted average common
shares outstanding (1996
restated to give effect to
4 for 1 reverse split
effective September 4,
1998                    5,129,774     3,378,594  3,647,774  3,378,594

Net income (loss) per
common share             $   0.01    $    (0.39) $   (0.16)  $  (0.69)

            World Internetworks, Inc.and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)
       For the Nine Months Ended November 30, 1999 and 1998
                           (Unaudited)
                                                             From Inception of
                                                             Development Stage
                                          Nine months ended  October 22, 1998
                                             November 30,    thru November 30,
                                       1999           1998         1999
Cash flows from operating activities:
Net loss                              $ (585,617)  $ (2,337,766)  $ (585,617)
Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation and Amortization              1,326        102,908        1,326
Changes in current assets and liabilities
  Issuance of common stock for services  372,000            -        372,000
  Inventory                                  -          103,955          -
  Accounts Receivable                        -          223,853          -
  Due from shareholder                   (15,000)           -        (15,000)
  Other assets                               -          103,811          -
  Accounts payable                        61,738        375,325       61,738
  Accrued expenses                         1,147        208,233        1,147
  Extraordinary gain on forgiveness of
  debt-reserve for discontinued
  operations and accounts payable       (171,130)           -        (171,130)
  Deferred revenue                           -          169,423           -
     Net cash provided (used in)
     operating activities               (355,535)    (1,050,258)     (335,536)

Cash flows from investing activities:
Purchase of property and equipment        (2,678)           -          (2,678)
Disposal of property, equipment and
other assets                                 -          801,761           -

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering cost                     225,000          2,500       225,000
Proceeds from issuance of common stock
options                                  117,500            -         117,500
Reduction in capital lease obligation        -           11,186           -
    Net cash provided by financing
    activities                           342,500         13,686       342,500

Net increase (decrease) in cash            4,286       (243,811)        4,286

Cash at beginning of period                  -          126,029           -

Cash at end of period                   $  4,286      $(108,782)    $   4,286

NOTE 1  - ORGANIZATION AND HISTORY

a.  Nature of Operations

World InterNetWorks, Inc., a Nevada corporation, has three wholly-owned subsidiaries, World Internet Marketplace, Inc. ("WIM"), a Utah corporation, was engaged in marketing and distributing products and services relating to internet commerce, Global Wholesale Exchange, Inc. ("GWE"), a Utah corporation, which commenced operations in June 1998, and provided wholesale goods to consumers via internet and fax notification, and Global Media Group, Inc.("GMG"), a Utah corporation which commenced operations in June 1998, (dba as the Institute for Financial Independence) and provided seminars that sold WIM and GWE products and services. Collectively, World InterNetWorks, Inc. and the three wholly-owned subsidiaries are referred to as the Company.

The Company's revenues prior to discontinuing its operations and entering into the development stage on October 22, 1998 (see Note 9) were substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related Internet training; and (ii) merchandise sales from the Company's Internet-based virtual "mall" or "department store" (orders for merchandise on the Company's virtual "mall" were generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer).

The Company is currently engaged in the restructuring of its operations through development of systems and a customer base for the marketing and distribution of products and services relating to Internet commerce and providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses.

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

Wealth Utah was established in November 1995 as a partnership, had essentially no assets or operations prior to the acquisition referenced above and was incorporated in July 1996.

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

 b.  Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Currently, the Company's cash consists of a general bank checking account and petty cash funds.

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

 i. Development costs

The costs of developing the Company's new business plan, including new web-site design and marketing research and analysis are charged to general and administrative expense as incurred.

 j.  Basic and Fully Diluted Net Income (Loss) Per Common Share

Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At November 30, 1999 and 1998, there were outstanding common stock equivalents (options and warrants) to purchase 495,000 and 882,375 shares of common stock, respectively. These common stock equivalents were not included in the computation of diluted net loss per common share for the three and nine months ended November 30, 1998 and the nine months ended November 30, 1999 as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. The common stock equivalents were included in the computation of diluted net income per common share for the three months ended November 30, 1999.

The following table (next page) is a reconciliation of the net loss numerator of basic and diluted net income (loss) per common share for the three and nine months ended November 30,1999 and 1998:

                               Three months ended November 30,
                             1999                            1998
                        Income   Per share                      Per share
                        (Loss)     Amount         (Loss)         Amount

Net (loss) from
continuing operations
attributable to common
stockholders           $(105,424) $(0.02)     $      -       $      -

(Loss) from
discontinued operations      -        -       (1,320,486)        (0.39)

Extraordinary items      171,130    0.03             -              -

Income (loss)
attributable to common
stockholders           $  65,706  $ 0.01      $(1,320,486)   $   (0.39)

Weighted average
common shares
outstanding            5,129,774                3,378,594

Weighted average
shares of common
stock equivalents
outstanding              436,667                    N/A

                              Nine months ended November 30,
                          1999                            1998
                                   Per share                     Per share
                         (Loss)      Amount          (Loss)        Amount
Net (loss) from
continuing operations
attributable to common
stockholders         $  (756,747) $(0.21)       $     -      $      -

Discontinued operations      -         -       (2,337,766)      (0.69)

Extraordinary items      171,130    0.05              -             -

(Loss) attributable to
common stockholders  $  (585,617) $(0.16)     $(2,337,766)   $  (0.69)

Weighted average
common shares
outstanding            3,647,774                3,378,594

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

The Company resumed operations in April 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art website design, technical support, online training and interactive e-commerce websites to individuals and small businesses. Management believes this new direction of the Company has the ability to achieve the critical mass necessary to result in significant recurring revenue and profitable growth through hosting fees as well as product sales. Management also expects to obtain additional financing through a stock offering in order to meet its cash flow needs through fiscal year 2000. See
Note 4 for additional steps undertaken by management to improve the Company's liquidity.

NOTE 4  - FORGIVENESS OF DEBT AND BANKRUPTCY PETITION

 a. Forgiveness of debt

On October 28, 1999, the Company reached an agreement with a creditor holding promissary notes payable by the Company in the amount of $160,000 plus accrued interest payable related to the notes in the amount of $8,066. Under the agreement the creditor agreed to release the Company from any and all obligations to repay the notes and related accrued interest. The creditor forgave the amounts due under the notes in exchange for the Company's executive officer arranging for the private sale of 412,500 shares of the Company's common stock owned by the creditor to unrelated parties. The promissary notes and related interest payable had been included in the reserve for discontinued operations in previous consolidated balance sheets of the Company. Additionally, in November 1999, the Company negotiated reductions of $3,065 in amounts due various trade creditors. These amounts have been accounted for as extraordinary items in the accompanying condensed consolidated statements of operations.

 b. Bankruptcy petition filed

On October 26, 1999, the Company's three subsidiaries, WIM, GWE, and GMG filed a petition under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petition requires creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing is conducted by the US Bankruptcy Court ("Court"). The meeting of creditors was held on January 19, 2000, however the Court will take several weeks to determine the disposition of creditors claims under the petition filed. The Company's subsidiaries have no assets with which to pay their obligations to creditors. As described in Note 1 the operations of the subsidiaries were discontinued in October 1998 and the Company intends to dissolve their corporate status upon the conclusion of the Court's proceedings. The amounts owed are classified as "reserve for discontinued operations" in the accompanying consolidated balance sheets.

NOTE 5  - INCOME TAXES

As of August 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $4,065,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

The Company operated, for tax purposes, as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership to individual shareholders. Accordingly, the Company was not subject to federal income taxes on its operations while a partnership.

NOTE 6  - COMMON STOCK ISSUED

 a. FOR SERVICES

In November 1999, the Company issued 247,500 shares of common stock under an S-8 Registration Statement to several individuals in payment of accounts payable totaling $75,000. Included in the total were 75,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company, for management services previously provided. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters, for legal and professional services previously provided. The remaining 122,000 shares were issued to unrelated parties for legal and professional services previously provided.

Additionally, in November 1999, the Company issued 25,000 shares of common stock restricted under Rule 144 to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The Company recorded legal and professional fees totaling $10,000 in the three months ended November 30, 1999 relating to the shares issued.

In March 1999, the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company. Additionally, 50,000 shares of the above total were issued to Leonard

W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management, legal and professional fees totaling $287,000 in the nine months ended November 30, 1999 relating to the shares issued.

 b. FOR CASH

In October 1999, the Company issued 2,000,000 shares of common stock in exchange for cash of $100,000. The 2,000,000 shares were issued as the second installment of a total of 4,200,000 shares to be issued under a definitive agreement with Fairway Capital Partners, LLC., in exchange for a total of $1,800,000 in cash plus certain investment banking services to be provided over a period of one year.

The definitive agreement is more fully described in the business development section of the Company's accompanying 10Q for the nine months ending November 30, 1999.

In October 1999, the Company issued 100,000 shares of common stock in exchange for cash in the amount of $40,000. The shares issued are restricted under Rule 144 and were issued in private placements to qualified investors. In addition to the shares issued, each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share.

In August the Company issued 500,000 shares of common stock in exchange for cash of $25,000. The 500,000 shares were issued as the first installment under the definitive agreement with Fairway Capital Partners, LLC., described above and more fully in the business development section of the Company's accompanying 10Q for the nine months ending November 30, 1999.

In July the Company issued 50,000 shares of common stock in exchange for cash of $20,000. In April the Company issued 100,000 shares of common stock in exchange for cash in the amount of $40,000. All the shares issued are restricted under Rule 144 and were issued in private placements to qualified investors. In addition to the shares issued, each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share.

NOTE 7  - STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

Effective October 13, 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employees to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to eligible participants. On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis, reducing the number of shares available for stock options and awards to eligible participants to the original 4,000,000 shares. The exercise price for incentive stock options may not be less than the fair market value per share of common stock on the grant date. In the case of incentive stock options granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of fair market price per share of common stock on the grant date. An employee may not be granted incentive stock options that would entitle the employee to purchase more than $100,000 in fair market value of common stock in the year in which the options are exercisable for the first time.

 Incentive Stock Options

During the nine months ended November 30, 1999 the Company canceled 1,532,375 stock options that were outstanding at February 28, 1999 as all grantees had terminated their employment with the Company and all unexercised options were forfeited.

 Non-Qualified Options

Employees, officers, directors and consultants may be granted non-qualified options. Directors, officers, employees and consultants are also eligible for awards of stock and opportunities to make direct purchases of stock in the Company. During the nine months ended November 30, 1999, the Company granted 150,000 stock options to a director of the Company for consulting services provided to the Company at exercise prices ranging from $0.40 to $0.75 per share. The fair market value of the consultant options was $0.58 per share, or $87,000 in total, using the Black-Scholes pricing model and was charged to selling, general and administrative expenses. Additionally, the Company granted 70,000 non-qualified stock options to employees and directors at exercise prices of $0.40 per share. Of these employee grants 50,000 shares were issued at $0.35 per share below the market price of the Company's common stock on the date of the grant. The fair market value of the 50,000 options granted below market value was $0.61 per share, or $30,500 in total, using the Black-Scholes pricing model and was charged to selling, general and administrative expenses. The weighted average fair value of the options granted to employees at market value during the nine months ended November 30, 1999 was $0.58 per share using the Black-Scholes pricing model. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss from continuing operations attributable to common stockholders would have been $785,747 or $0.22 per share for the nine months ended November 30, 1999. All the options granted expire five years from date of grant. As of November 30, 1999, the Company had a total of 220,000 non-qualified options outstanding.

Information with respect to the Company's stock option plans at November 30, 1999 is as follows:

              Exercise         Number        Number      Number      Number
               Price          Granted      Exercised    Canceled  Outstanding

1997 Plan    $0.25 - 2.50    1,233,750      447,500      786,250        -
1998 Plan    $0.38 - 2.50      391,250      147,125      244,125        -
1999 Plan    $0.75 - 1.00      650,000          -        650,000        -
1999 Post ** $0.40 - 0.75      270,000          -        100,000    170,000
  Totals                     2,545,000      594,625    1,780,375  1,802,375
          ** Granted post reorganization

  Common Stock Warrants

During the nine months ended November 30, 1999, the Company granted warrants to purchase 275,000 shares of the Company's common stock in connection with the issuance of 250,000 shares of common stock for cash totaling $100,000 (see
Note 6). Additionally, during the nine months ended November 30, 1999, the Company committed to grant cash-less warrants to purchase 25,000 shares of the Company's common stock to an executive officer of the Company if and when certain business opportunities mature (see Note 8). These warrants have not yet been granted. As of November 30, 1999, the Company had a total of 275,000 warrants outstanding.

NOTE 8  - COMMITMENT AND CONTINGENCIES

 Employment Contracts

Effective February 19, 1999 the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company, the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition Mr. Hansen was issued 975,000 shares of the Company's common stock restricted under rule 144 and 75,000 shares of the Company's common stock under an S-8 Registration Statement for management services provided in the nine months ending November 30, 1999. The term of the employment contract is three years.

Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provide a monthly salary of $3,000 through June 1999. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct in consideration for a $40,000 debt of the Company. Mr. Ray will also be issued 10,000 shares of the Company's restricted common stock at a price of $1.00 per share in lieu of salary for the period from June through September 1999. In addition Mr. Ray was granted options to acquire the Company's common stock as follows: 50,000 shares at a price of $0.40 per share and 50,000 shares to be granted at a price of $0.40 per share when certain business opportunities have been successfully completed for the Company. The designated business opportunities were not completed and the second 50,000 share grant was rescinded. In addition cash-less warrants to purchase 25,000 shares of the Company's common stock will be issued as a finders fee to Mr. Ray in the event the Company benefits from certain business opportunities introduced to the Company by Mr. Ray.

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

 Litigation and Claims

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of November 30, 1999.

NOTE 9  - LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company decided to discontinue the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. Following is a summary of the loss from discontinued operations.

                                                              From
                                                         Inception of the
                                                           Development
                                                             Stage on
                                                            October 22,
                              For the nine months Ended    1998 Through
                                      November 30,          November 30,
                                1999              1998          1999

       NET REVENUES         $       -       $  2,007,608    $       -

       COST OF PRODUCTS SOLD        -            799,474            -

        Gross Profit                -          1,208,134            -

       EXPENSES

        Commissions                 -            805,081            -
        Selling, general and
        administrative              -          2,740,819            -

          Total Expenses            -          3,545,900            -

       LOSS BEFORE INCOME TAXES     -         (2,337,766)           -

       INCOME TAX EXPENSE           -                -              -

       NET LOSS                $    -       $ (2,337,766)    $      -

       BASIC LOSS PER SHARE OF
        COMMON STOCK           $    -       $      (0.69)

       FULLY DILUTED LOSS PER
        SHARE OF COMMON STOCK  $    -       $      (0.69)

The Company had liabilities of $2,459,206 as of November 30, 1999 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED February 28, 1999.

Overview

Plan of Operations

The Company temporarily ceased business operations on October 22, 1998, as outlined in its 8-K Current Report of such date.

Since then, the Company has undergone a restructuring, which resulted in the resignation of former directors and executive officers and the election of a new management team and board of directors. The company successfully resumed operations in April of 1999 with a new business plan and significant strategic relationships.

During the next twelve months, the Company expects to become one of the premier sites on the Internet providing access to electronic shopping via the company owned Main Street Plaza, local and national news, free email, free greeting cards, free ISP through a strategic alliance, business opportunities and much more. The Company expects to become one of the most popular portals and high traffic sites on the Internet.

The Company specializes in bringing state-of-the-art web site technology and Internet related services to the small business and home-based business communities. The companies vision is to provide these fast growing markets with a web presence and all of the necessary tools to compete effectively on-line. With sufficient cost controls in place the company expects to be able to provide these services at a price point that will put the company at the head of the "competitive pricing pack."

Through core operations, joint venture arrangements and the Company's membership network, the Company expects its revenue opportunities to be classified in four general areas:

  Monthly revenues from subscribers for web hosting services

  Revenues for site design and engineering services

  Sales of various Internet related services including Domain Names, Banner Ads and Merchant account services.

  Commissions/Sales derived from products sold from the Company owned Main Street Plaza

The Company expects its restructured operations and debt reduction strategies to provide the potential to raise the required equity financing to maintain operations. To this end the company has entered into an agreement with Fairway Capital Partners LLC. See Item 6, 8-K Current Report dated September 14, 1999.

 For further information, see the Company's web site at www.wiworks.com.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward-looking statements reflect the current views of management relating to future events and financial performance. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order that any of the Company's forward-looking sattements fall within such safe harbor, the Company notes that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of the Company's independent distributors, the uncertain future of the Internet and E-Commerce, capacity constraints on the Company's computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.

Results of Operations

Three and nine months ended November 30, 1999 compared with three and nine months ended November 30, 1998

In October 1998, the Company discontinued its previous business of developing web sites, related Internet training and merchandising through Internet mail. The Company has since entered into a "development stage" in which it is developing marketing systems and distribution channels for products and services relating to E-Commerce, together with the design and hosting of web sites for individuals and small businesses involved in E-Commerce. Consequently all operating results prior to the discontinuance of the previous operations have been classified singularly as losses from discontinued operations. Current operations are, therefore, not comparable to operations for the three and nine months ended November 30, 1998.

The Company recorded revenues from the beginning of its new business plan of $20,793 and $50,940 for the three and nine month periods ended November 30, 1999, respectively.

Selling, general and administrative expenses were $228,854 and $775,460 for the three and nine month periods ended November 30, 1999, respectively and depreciation and amortization totaled $494 and $1,326 for the same periods. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan.

The Company incurred losses from operations of $105,424 and $756,747 for the three and nine month periods ended November 30, 1999, respectively. The loss from operations is due primarily to Management and consulting fees, salaries, investor relations and other professional fees relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the development and implementation of it's ongoing business plan will continue at present levels for the remainder of the fiscal year ending February 28, 2000, assuming the availability of working capital. The Company reported a net income of $65,706 for the three months ended November 30, 1999 and a net loss of $(585,617) for the nine months then ended. Liquidity

The Company's cash increased from $ 0 at the fiscal year ended February 28, 1999, to $4,286 at November 30, 1999. Accounts payable increased from the fiscal year ended February 28, 1999, from $0 to $60,159, and total current liabilities decreased from $2,627,271 to $2,520,512 in the same period.

During the nine months ended November 30, 1999, the Company issued 4,170,500 shares of its common stock as follows:

     FOR CASH

     In October 1999, the Company issued 2,000,000 shares of common stock in exchange for cash of $100,000. The 2,000,000 shares were issued as the second installment of a total of 4,200,000 shares to be issued under a definitive agreement with Fairway Capital Partners, LLC., in exchange for a total of $1,800,000 in cash plus certain investment banking services to be provided over a period of one year.

    In October 1999, the Company issued 100,000 shares of common stock in exchange for cash in the amount of $40,000. The shares issued are restricted under Rule 144 and were issued in private placements to qualified investors. In addition to the shares issued, each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share.

    In August the Company issued 500,000 shares of common stock in exchange
for cash of $25,000.   The 500,000 shares were issued as the first installment
under the definitive agreement with Fairway Capital Partners, LLC., described above and more fully in the business development section of the Company's accompanying 10Q for the nine months ending November 30, 1999.

    In July the Company issued 50,000 shares of common stock in exchange for cash of $20,000. In April the Company issued 100,000 shares of common stock in exchange for cash in the amount of $40,000. All the shares issued are restricted under Rule 144 and were issued in private placements to qualified investors. In addition to the shares issued, each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share.

    FOR SERVICES

    In November 1999, the Company issued 247,500 shares of common stock under an S-8 Registration Statement to several individuals in payment of accounts payable totaling $75,000. Included in the total were 75,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the
Company, for management services previously provided.   Additionally, 50,000
shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters, for legal and professional services previously provided. The remaining 122,000 shares were issued to unrelated parties for legal and professional services previously provided.

    Additionally, in November 1999, the Company issued 25,000 shares of common stock restricted under Rule 144 to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The Company recorded legal and professional fees totaling $10,000 in the three months ended November 30, 1999 relating to the shares issued.

     In March 1999, the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company. Additionally, 50,000 shares of the above total were issued to Leonard
W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management, legal and professional fees totaling $287,000 in the nine months ended November 30, 1999 relating to the shares issued.

The Company reported a gain from forgiveness of debt of $171,130 for the three and nine months ended November 30, 1999 and net income of $65,706 for the same period. Net losses totaled $585,617 for the nine months ended November 30, 1999.

The Company will require substantial additional cash and working capital in order to continue the development and implementation of its business plan.
         PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company has received several motions for judgment initiated by creditors of the subsidiary companies. These motions are being addressed and attempts will be made to settle the motions brought against the Company. (See
Note 4b of the financial statements).

     Other than as described herein, the Company is not a party to any other litigation or other legal proceeding or investigation that is expected to have a materially adverse effect on its financial condition or results of operations; nor are any such proceedings known or contemplated.

Item 2.   Changes in Securities.

     None, not applicable.

Item 3.   Defaults Upon Senior Securities.

     There were no defaults in payments of this type during the reporting period.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended November 30, 1999.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (A) The Company filed an 8-K Current Report dated September 14, 1999, respecting a Letter of Intent with Fairway Capital Partners, LLC.

               The Company filed an 8-K Current Report dated October 26, 1999, respecting the bankruptcy proceedings.

                           SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WORLD INTERNETWORKS, INC.


Date: 1/21/00                        /s/Steven K. Hansen
     --------------                  -----------------------------
                                     Steven K. Hansen, Chief Executive Officer
                                     and Director

Date: 1/20/00                        /s/Phillip M. Ray
     ---------------                 -----------------------------
                                     Phillip M. Ray, Secretary/Treasurer