Form 10KSB
period 2000-02-29
WORLD INTERNETWORKS INC
filed 2000-05-31
CIK 793981

[DESCRIPTION]        FORM 10KSB FOR YEAR ENDED FEBRUARY 29, 2000







































                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended       February 29, 2000


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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]     No [ ]     (2)    Yes [X]     No  [ ]

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [ ]

        Issuer's revenues for its most recent fiscal year: $82,675.

        Aggregate market value of the common stock of the issuer held by non-affiliates, amounting to shares on March 24, 2000, based upon a closing bid price of $3.125 per share on such date, was approximately $16,005,021.

        The number of shares outstanding of the issuer's common stock as of March 24, 2000, was 8,956,607 shares.

        Transitional Small Business Disclosure Format (Check One):  Yes [X]
No [ ]

                                  PART I

Item 1.  Description of Business.
         ------------------------

Organization and History.
-------------------------

          World Internetworks is a Nevada corporation. It was incorporated on March 17, 1986, under the name "Impressive Ventures, Ltd." for the purpose of engaging in any lawful activity or business. We did not conduct any business operations until August 27, 1996, when our stockholders approved an agreement under which the stockholders of Wealth International, Inc., a Utah corporation ("Wealth Utah"), obtained a controlling interest in Impressive Ventures. This transaction was treated as an acquisition of Impressive Ventures by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in that company for 2,752,245 common shares of Impressive Ventures, after the effects of a 1-for-250 reverse stock split, a 4-for-1 forward stock split and a 1-for-4 reverse stock split.

          After the transaction was completed, Impressive Ventures changed its name to "Wealth International, Inc." and the operating subsidiary (Wealth
Utah) subsequently changed its name to "World Internet Marketplace, Inc." In January, 1998, we changed our name to "World InterNetWorks, Inc." in order to more accurately reflect the nature of our business.

Nature of Operations.
---------------------

          Until 1999, we had three wholly-owned subsidiaries: (i) World Internet Marketplace, Inc., a Utah corporation, which was engaged in marketing and distributing products and services relating to internet commerce; (ii) Global Wholesale Exchange, Inc., a Utah corporation, which commenced operations in June, 1998, providing wholesale goods to consumers via internet and fax notification; and (iii) Global Media Group, Inc., a Utah corporation doing business as the "Institute for Financial Independence", which commenced operations in June, 1998, and performed seminars that sold the other subsidiaries' products. Our subsidiaries have ceased operations. In 1999, each filed a Chapter 7 bankruptcy petition. In the same year, the Utah Department of Commerce dissolved each subsidiary. See the Risk Factor "We Have a History of Unsuccessful Operations."

          Our business operations were unsuccessful and on October 22, 1998, we discontinued operations and re-entered the development stage. Our revenues prior to the discontinuation of operations were substantially derived from two categories of products and services: (i) personal and commercial web site development and maintenance, and related internet training; and (ii) merchandise sales from our internet-based virtual "mall" or "department store." Orders for merchandise on the virtual "mall" are generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer. As discussed under the caption "Legal Proceedings," each of our subsidiaries filed a Chapter 7 bankruptcy case in the United States Bankruptcy Court for the District of Utah on October 26, 1999.

          As part of World Internetworks' efforts to create a profitable business plan, on November 30, 1998, former management entered into agreements with Steven K. Hansen and Dwain Brannon. Under these agreements, Messrs. Hansen and Brannon were retained to use their best efforts to assist in:

               identifying and retaining a new management team; and

               developing a corporate restructuring plan.

          For their efforts, World Internetworks agreed to issue 75,000 shares each to Messrs. Hansen and Brannon, with Mr. Hansen to receive an additional 175,000 "unregistered" and "restricted" shares and Mr. Brannon to receive an additional 75,000 such shares. We recorded a management fee expense of $45,000 in connection with the issuance of the 75,000 shares to Mr. Hansen and the 75,000 shares to Mr. Brannon.

          In February, 1999, our new directors and executive officers were appointed and we began to proceed with our present business plan.

          Our business plan calls for us to do the following:

               provide web site design and build software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide;

               establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it;

               use the "affiliate method" to encourage members to recruit other members. Under this method, each member will be paid for each new member registered, down two membership levels;

               create strategic alliances with companies such as Dell Computer, Office Max, Digital River and Walt Disney, by which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company;

               provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet;

               through our relationship with Alta Vista, one of the top search engines in the country, provide our members with unlimited internet access;

               increase market awareness of our service through search engine placement. We are already rated in the top 10 on Alta Vista and Google and expect to rate highly on America Online and Yahoo! in the near future.

          On April 13, 1999, we executed an agreement with Internet Marketing Concepts, of Orem, Utah, to help us proceed with our business plan. Under the agreement, IMC agreed to make available to us, free of charge, a team of designers to help us design and build our web site, and to allow us to use IMC's Quicksite 3.0 technology for that purpose. We charge our members a monthly hosting fee of $29.95. Of this amount, we paid $5.00 to the sponsoring distributor; $12.45 to IMC; and we kept $12.55. All of our web sites are sold on a reseller basis at $495. Of this amount, $200 is paid as commission and we would split the remaining $295 with IMC ($147.50 to each entity). In addition, IMC provided us with a merchant account for online purchases and was responsible for all billing of our sites. IMC also performed all technical services for us, including maintenance, customer service and technical updates. Gary Winterton, the former Acting President of IMC, is a member of our Board of Directors. Until December, 1999, we also leased our office space from IMC, although we paid our own expenses for telephones, printing and related matters. As of December, 1999, we terminated our relationship with IMC.

          On September 14, 1999, our Board of Directors voted to adopt and ratify a Letter of Intent with Fairway Capital, under which Fairway Capital agreed to provide certain services to us. These services include:

               Visiting our offices and performing "due diligence" on our corporate structure, activities, finances and business model;

               Assisting us in the development of strategies for corporate finance, business model, internet presence and public relations;

               Introducing us to representatives of National Securities in Chicago, Illinois, with the goal of retaining National Securities to expose us to its clients;

               Introducing us to the Regional Investment Bankers Association with the goal of increasing our exposure to the brokerage community;

               Assisting in the design of business plan documents to be presented to potential strategic partners, brokerage firms and investors; and

               Completing the business plan documents and obtaining our acceptance of the documents.

          Under the Letter of Intent, we agreed to grant to Fairway Capital options to purchase 500,000 shares of our common stock for the services itemized above. Fairway Capital has completed each of the items listed above. Fairway Capital and its associates have exercised all of the 3 million options granted to them as follows:

               On September 14, 1999, we issued a total of 500,000 shares of common stock to Fairway Capital and the following entities, in exchange for $25,000:

          Name of Recipient                   No. of Shares
          -----------------                   -------------

          Fairway Capital Partners LLC        125,000

          Dwain Brannon Group LLC             125,000

          Bart Walters                        125,000

          Patrick Kephart                     125,000

               On November 5, 1999, we issued a total of 2,000,000 shares of common stock to Fairway Capital and the following entities, in exchange for $100,000:

          Name of Recipient                   No. of Shares
          -----------------                   -------------

          GJM Trading Partners, Ltd.          800,000

          Growth Ventures, Inc.               400,000

          Fairway Capital Partners LLC        300,000

          Capital Investment Partners #1 SA   250,000

          Noziroh, Ltd.                       250,000


               On February 17, 2000, we issued 500,000 shares of common stock to Fairway Capital and the following entities, in exchange for $25,000:

          Name of Recipient                   No. of Shares
          -----------------                   -------------

          Christian Baddour                   200,000

          Jeff Parsons                         50,000

          Noziroh, Ltd.                       125,000

          Capital Investment Partners         125,000


          Upon granting the 3,000,000 options on September 14, 1999, we recorded a prepaid cost of capital of $1,725,000, based on the market price per share of $0.625 on that date, less the option price of $0.05 per share. We are charging this prepaid cost of capital to paid in capital ratably as we receive the capital raised from sources that Fairway Capital has introduced.

          The Letter of Intent provides for Fairway Capital to have "piggyback" registration rights in connection with any future registrations of our securities. On April 27, 2000, which is subsequent to the period covered by this Report, we filed with the Securities and Exchange Commission a registration statement on Form SB-2 with respect to the registration of 7,326,000 shares of our common stock, which includes these securities.

          In addition, the Letter of Intent provided for Fairway Capital to introduce us to leaders in the internet industry to assist us in building an advisory board, and to introduce us to at least three people who would be qualified to serve on the advisory board. We agreed to grant Fairway Capital options to purchase 600,000 shares of our common stock for each of these services, for a total of 1,200,000 shares. These services have been rendered and on February 17, 2000, we issued all shares for these services to Fairway Capital.

          Fairway Capital also has an option under the Letter of Intent to appoint three of five members of our Board of Directors and to have its representatives appointed as executive officers of World Internetworks. Fairway Capital has not yet exercised either option.

          The Letter of Intent also provides for the parties to execute a three-year consulting agreement at fees to be set in that agreement. The parties entered into a Consulting Agreement on August 16, 1999. The Consulting Agreement provides for Fairway Capital to render non-exclusive management, consulting and financial services, including advice on corporate acquisitions and related matters. In exchange, we agreed to pay Fairway Capital $5,000 per month for the first three months of the Consulting Agreement, $10,000 per month for the following three months, and $15,000 for each month after that. The Consulting Agreement will expire on August 1, 2002.

          On February 4, 2000, World Internetworks and Fairway Capital agreed to modify the agreement. As modified, we will pay Fairway Capital $7,500 per month, beginning in March 2000, with Fairway Capital, at its option, to receive an additional $7,500 worth of "unregistered" and "restricted" common stock priced at the average closing price of such stock over the last five trading days of each month. The modifications are effective for payments beginning in March, 2000.

Business.
---------

          World Internetworks is a full-service web services provider that focuses on small and home-based businesses. For a monthly membership fee of $39.95, we provide an internet package that includes web site design and hosting, unlimited free e-mail and internet training. For no additional charge, our members are able to list their web sites in our Main Street Plaza online shopping mall.

Principal Products and Services.
--------------------------------

          World Internetworks is a full-service internet services provider. Our principal business is to provide web site design, hosting and access to our "Main Street Plaza" shopping mall for small and home-based businesses that want to take advantage of the recent trend toward e-commerce. For a monthly membership fee of $39.95, our members have access to our web design software, which allows even non-computer experts to quickly and easily build their own web sites. Using our software, the typical user can have a fully-functional web site in a few hours without having to learn any programming language. Our web site features include:

               50 megabytes of web space;

               Internet access through Alta Vista Company's Micro Portal;

               Personal CGI and log directories;

               Microsoft front page extensions;

               Unlimited free e-mail;

               Domain name hosting at no extra monthly cost; and

               Discount web master services to help with web site development.

          In addition to our web site hosting services, our $39.95 monthly membership fee gives our members access to our Main Street Plaza online shopping mall. The Main Street Plaza, which became fully operational in October, 1999, currently consists of approximately 340 merchants that collectively sell approximately 2 million products.

          Our online mall includes the web sites of such large, dominant retailers as Office Max; Toys R U; Dell Computer; LL Bean and Digital River, alongside the sites of our own members. We believe that the aggregation of many large and small retailers' web sites into one large online "mall" provides much greater visibility to our members, whose web sites may never receive enough "hits" to justify the sites' existence if they stood on their own.

          On October 20, 1999, we entered into a FreeAccess Software License Agreement with Alta Vista Company. Under the Agreement, Alta Vista licensed to us the rights to use, distribute, market and sublicense its FreeAccess internet access software. We also have the right to use Alta Vista's marks in connection with the marketing and distribution of FreeAccess. The license is non-exlusive and non-transferable.

          We also intend to establish a program of ongoing internet training and technical support that will help our members understand the internet and learn how to profit from it as well.

Distribution Methods of the Products or Services.
-------------------------------------------------

          A key measure of any web site's success is the number of users accessing the site, or "hits," per day. A retailer's web site is only useful as long as it is being seen by potential customers. One way to ensure this is to obtain a listing on a "search engine," which is an online research device that allows a user to type in certain key words and then locates web sites that include the information that the user is seeking. For example, a holiday shopper who is interested in finding out what new toys are popular might access a search engine and type in the word "toys." The search engine would then search the worldwide web for web sites that deal with toys. The method that the search engine uses to locate these sites is called its "search protocol."

          Our web site has been designed to achieve maximum exposure to search engine protocols. On November 4, 1999, we signed an Advertising Agreement with Go2Net, Inc., of Seattle, Washington. Under the Advertising Agreement, we purchased 775,000 "impressions" of banner advertising on Go2Net's MetaCrawler search engine and the Go2Net Network, at a cost of $5,000. We expect this advertising to increase the number of "hits" to our web site, which we believe will help us to achieve an attractive placement with many of the approximately 1500 search engine organizations currently serving the internet. We believe that this placement will in turn result in a substantially increased "hit" count to our site. These potential new visitors represent potentially thousands of new members, many of whom will register and begin building their sites on their first or second visit.

          In March, 2000, our server received an average of approximately 18,000 hits per day. As our advertising takes effect and we obtain favorable listings on search engines, we expect these figures to grow three-fold within the next six months of operations.

          One of the most widely used marketing methods on the internet today is the "affiliate" method. This concept uses the premise that thousands of "affiliates," each selling a retailers products or services, is potentially more profitable than a single stand-alone operation. Using this concept, we have adopted a two-tiered affiliate program that is designed to encourage our existing members to recruit new members. Under this program, each of our members is paid a monthly referral commission of $5 every time we receive the monthly membership fee of a member that the first member has recruited. Similarly, the first-line member will receive $4 per month for every third-line member that is recruited by the members that the first-line member has recruited. We believe that this program will motivate each of our members to become active proponents of World Internetworks in the marketplace.

          Many large retailers have also discovered the benefits of the affiliate method. Using this method, online retailers establish "links" from their own web sites to the web sites of other retailers. For every purchase made as a result of this link, the first retailer receives a commission ranging from approximately 4% to 10%. The amount of the commission typically increases with the monthly sales volume that is derived from the first-line web site. Each retail partner sets its own commission structure.

          In order to exploit the advantages of the affiliate method, we have become a member of the affiliate network established by LinkShare Corporation of New York City. LinkShare manages the world's largest affiliate network, which includes tens of thousands of affiliate sites and over 350 leading merchants such as Office Max; Dell Computer; and 1-800-Flowers. As a result of this arrangement, each of our members will be eligible for commissions on all sales by member retailers that originate from the first member's site.

          Most retail affiliate relationships do not rely on written agreements between the parties, but are established through the commission-paying retailer's web site. However, on April 28, 1999, World Internetworks entered into a Dealer Agreement with Digital River, Inc., of Eden Prairie, Minnesota, authorizing us to advertise Digital River's products on our web site and to maintain a link to Digital River's own web site for a one-time fee of $500. We will receive a commission for all sales that result from our link to Digital River's web site. Digital River is engaged in the electronic distribution of computer software to end users.
Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competitive Business Conditions.
--------------------------------

          The market for internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change.
World Internetworks expects competition to persist, intensify and increase in the future. Most of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than we do and could decide at any time to increase their resource commitments to our target market. In order to remain competitive, we may from time to time make certain pricing, service technology or marketing decisions and we can not assure you that these decisions will lead to success. Competition of the type described above could materially adversely affect our business, results of operations, financial condition and prospects.

          In addition, our ability to generate clients will depend to a significant degree on the quality of our services and our reputation among our clients and potential clients. If we lose clients to our competitors because of dissatisfaction with our services or our reputation is adversely affected for any other reason, our revenues will likely decrease and our prospects could be materially adversely affected.

          There are relatively low barriers to entry into the web site design and hosting business. Because firms such as World Internetworks rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. We are likely to face additional competition from new entrants into the market in the future. We can not assure you that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those that we offer.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

          The internet industry is not typically dependent upon raw materials in the sense that a manufacturer is dependent upon raw materials used in the production of its products. Our most vital piece of equipment is a web server that is operated by Blueberry Hill Communications, Inc., of Palm Desert, California. See the caption "Description of Property" of this Report.

Dependence on One or a Few Major Customers.
-------------------------------------------

          World Internetworks does not depend on one or a few major customers. We currently have a membership base of approximately 600 users. Virtually any small business that is interested in economically entering the world of e-commerce is a potential customer.
          Our inter-retailer affiliate marketing program is dependent on our relationships with LinkShare and Commission Junction, both of whom are affiliate managers. If these relationships were to end for any reason, our members would not be eligible for the commissions payable under these programs. Because the programs are an attractive part of our business plan, we may lose some members and potential members who were drawn to us primarily due to those programs. If enough potential members make this decision, our operating results could suffer significantly.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

          The names Wiworks.com, Main Street.com and Wimall.com are registered domain names of World Internetworks with Internic.

Need for any Governmental Approval of Principal Products or
Services.
---------

          We are not aware of any law or regulation that would require government approval of any of our products or services or any laws or regulations specifically restricting the commercial use of the internet. However, related laws and regulations, including those pertaining to trademark, copyright, patent, licensing, obscenity, and security matters, can affect the use of the internet for online commerce. Management believes that World Internetworks is currently in compliance with all laws pertaining to use of the internet. Nevertheless, we can not assure you that restrictive legislation will not be enacted in the future. New regulation may require us to expend large amounts of money to ensure compliance or may simply prohibit us from doing certain things. In either case, our profitability may be adversely affected.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

         See above.

Research and Development.
-------------------------

          World Internetworks has engaged the services of four computer engineers, two of whom are employees and two of whom work on an independent contractor basis. These engineers perform technical tasks such as designing our Main Street Plaza web site and adding merchants to the site. The engineers are paid by the hour based on invoices submitted to World Internetworks for payment. Other than these tasks, we do not expect that research and development will be a significant part of our operations.

Costs and Effects of Compliance with Environmental Laws.
--------------------------------------------------------

          Management does not believe that compliance with environmental laws will require a significant portion of our resources.

Number of Employees.
--------------------

          We have six full-time employees. We have also engaged the services of two independent contractor computer engineers to assist with technical aspects of our operations, as discussed under the heading "Research and Development," above.

Forward Looking Statements.
--------------------------

          The foregoing description of our present and intended business operation contained numerous forward-looking statements, which are modified in their entirety by reference to the heading "Certain Factors Expected to Impact Operating Results," below, under the caption Management's Discussion and Analysis or Plan of Operation, Part II, Item 6.

          PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

          WORLD INTERNETWORKS DEEMS ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF WORLD INTERNETWORKS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF WORLD INTERNETWORKS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE US TO ALTER OUR MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT OUR RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY WORLD INTERNETWORKS OR ANY OTHER PERSON THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED.

Item 2.  Description of Property.
         --------------------------

          World Internetworks does not currently own any real property. It is currently renting office facilities from Springwater Office Suites, Inc., an unaffiliated third party, at a monthly rate of $800. The offices are located in Orem, Utah.

          We have an account with Blueberry Hill Communications, Inc., of Palm Desert, California, under which Blueberry Hill provides web hosting and DNS services to us. Our web site is maintained on a Unix BSDI dedicated server consisting of a 300 MHz Intel Pentium Pro central processing unit with MMX, a
3.2 gigabyte hard drive and 128 megabytes of random access memory. The server is monitored 24 hours per day and has all necessary power backup systems. We pay Blueberry Hill a fee of $975 per month for this service. We have also executed a Reselling Partner Agreement with 4Domains.com, a division of Blueberry Hill, which allows us to register our members' domain names. The Reselling Partner Agreement provides for up to 50 registrations at a price of $49 per registration.

Item 3.   Legal Proceedings.
          ------------------

          In February 1998, our wholly-owned subsidiary, World Internet Marketplace, Inc., filed a complaint in the Fourth District Court for the State of Utah, alleging breach of fiduciary duty, conversion, tortious interference with economic relations and violation of the Utah Uniform Trade Secrets Act against three former employees. The claims resulted from certain former employees' commission practices and discussions with competitors. The defendants filed an answer in March, 1998; no counterclaim was asserted.

          In March 1998, Paulette Arnold filed a complaint against World Internet Marketplace, Inc., in Knoxville County, Tennessee, alleging an undetailed claim of breach of contract and seeking damages of $ 5,940.

          On October 26, 1999, our wholly-owned subsidiaries, World Internet Marketplace, Inc.; Global Media Group, Inc.; and Global Wholesale Exchange, Inc., filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the District of Utah (Salt Lake). The cases were designated Case Nos. 99-31576; 99-31577; and 99-31578, respectively. The pending litigation involving World Internet Marketplace, Inc., was stayed in accordance with U. S. bankruptcy law, pending completion of its bankruptcy case. The first meeting of creditors was held January 19, 2000. Ms. Arnold did not file a creditor's claim at that meeting.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 29, 2000, either through the solicitation of proxies or otherwise.

                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------

     Market Information
     ------------------

          Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol WINW. There is presently no "established trading market" for our shares. The following table shows high and low closing bid information for our common stock as quoted on the OTC Bulletin Board for our fiscal years ended February 28, 1999, and 1998. These quotations reflect inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                        Stock Quotations*
              Quarterly Period Ended             High Bid           Low Bid
              ----------------------             --------           -------
              May 31, 1997                       $3.375             $2.25

              August 31, 1997                    $3.50              $1.50

              November 30, 1997                  $2.625             $1.50

              May 31, 1998                       $1.375             $0.625

              August 31, 1998                    $1.625             $0.75

              November 30, 1998*                 $4.375             $0.25

              February 28, 1999*                 $3.50              $0.25

              May 31, 1999*                      $2.3125            $0.96875

              August 31, 1999*                   $1.625             $0.50

              November 30, 1999*                 $0.96875           $0.50

              February 29, 2000*                 $3.25              $0.5625

          * We effected a one-for-four reverse split of our outstanding common stock on September 4, 1998.

     Shareholders
     ------------

          As of March 24, 2000, we had approximately 488 stockholders of record. This figure does not include beneficial owners of common stock held in "nominee" or "street" name, as we can not accurately estimate the number of these beneficial owners.

     Dividends.
     ----------

          World Internetworks has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

          THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL
INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND
UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS
ANTICIPATED BY US AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS
THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE
THE SECTION ENTITLED "CERTAIN FACTORS EXPECTED TO IMPACT OPERATING RESULTS."

     Plan of Operation
     -----------------

          World Internetworks temporarily ceased business operations on October 22, 1998. Since then, it has undergone a restructuring, which resulted in the resignation of former directors and executive officers and the election of a new management team.

          As of March 1, 1999, we resumed operations with a business model based upon the premise that a "full service" web hosting company would be able to fill a market niche. We expect our revenue opportunities to be classified in four general areas:

               Hosting fees generated from membership enrollments;

               Advertising revenues received from the sale of advertised space on our web site to outside third party organizations;

               Commissions from sales of products associated with our retail partners, including those associated with LinkShare; and

               Monthly lease fees received from merchants desiring to be included in the Wiworks Main Street Plaza.

          We have established relationships with technology and retail partners such as Alta Vista and LinkShare to facilitate the launch of our operations. We expect to be self-funded through operations by the second calendar quarter of 2000.

          We are currently attempting to increase the number of hosted web sites on our service. Our efforts include:

               contacting all 28,000 former members of our earlier unsuccessful service by telephone in an effort to make them paying members of our current service;

               follow-up mailings to former members who have not yet converted to our new service. Our current plan is to mail a CD-Rom that shows the user our web site technology and allows him or her to launch a browser to begin building a web site;

               acquiring current and accurate e-mail lists and send e-mail advertising. We believe that recipients of these advertisements will be good candidates for a web site because they are already online;

               buying mailing lists of small businesses and mailing advertisements to them, with follow-up telephone calls to recipients who have not responded; and

               conducting public seminars on the use of the internet as a business tool.

          We have also retained Jordan Richard Assoc. of Salt Lake City, Utah, to assist us with public relations matters.

          We have had good initial success with our telephone marketing campaign and have been able to hire one receptionist; two customer service representatives; one computer programmer and a billing and accounting employee.

Results of Operations.
----------------------

  Overview

          Until October 1998, we operated three wholly-owned subsidiaries: (i)
World Internet Marketplace, Inc. ("WIM"), was engaged in marketing and distributing products and services relating to internet commerce; (ii) Global
Wholesale Exchange, Inc. ("GWE"), provided wholesale goods to consumers via internet and fax notification; (iii) Global Media Group, Inc. ("GMG"), doing business as the "Institute for Financial Independence" organized and sponsored sales seminars that sold WIM and GWE products.

          Business operations were not successful and in October 1998 the operations of all three of our subsidiaries were discontinued. In October
1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United
States Bankruptcy Court for the District of Utah (the "Court") and, also in
1999, the Utah Department of Commerce dissolved each of these subsidiaries.
Consequently, we re-entered the development stage.

          Our revenues prior to discontinuing the operations of the three subsidiaries and entering into the development stage were derived substantially from two categories of products and services: (i) personal and commercial web site development and maintenance, and related internet training; and (ii) merchandise sales from our internet-based virtual "mall" or "department store". Orders for merchandise on our virtual "mall" were generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer.

          In February 1999 we began to restructure our business and operating plan toward the following: (i) providing web site design services and building software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide; (ii) establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such as Dell
Computer, Office Max, Digital River and Walt Disney, through which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta
Vista, one of the top search engines in the country. We expect we will generate revenues under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site and search site marketing fees and commissions on retail products sold through our Main Street Plaza.

          We resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses. Revenues generated in the fiscal year ended February 29, 2000 under our new business plan totaled
$82,675, primarily from web site hosting fees.

          Management believes this new business plan will provide the revenues and margins necessary to result in significant recurring revenue and profitable growth through hosting, design and engineering fees as well as commissions on product sales. Management also expects to obtain additional equity financing through the exercise of outstanding common stock warrants in order to meet its cash flow needs through fiscal year 2001.

          From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward-looking statements reflect the current views of management relating to future events and financial performance. The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for such forward-looking statements. In order that any of our forward-looking statements fall within such safe harbor, we note that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of our independent distributors, the uncertain future of the Internet and E-Commerce, capacity constraints on our computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.

Results of Operations.
----------------------

Year ended February 29, 2000 compared with year ended February 28, 1999.

          In October 1998, World Internetworks discontinued its previous business of developing web sites, related Internet training and merchandising through Internet mail. We have since entered into a "development stage" in which we are developing marketing systems and distribution channels for products and services relating to E-Commerce, together with the design and hosting of web sites for individuals and small businesses involved in E-
Commerce. Consequently all operating results prior to the discontinuance of the previous operations have been classified singularly as losses from discontinued operations. Current operations are, therefore, not comparable to operations for the year ended February 28, 1999.

          We recorded revenues from the beginning of our new business plan of $82,675 for the year ended February 29, 2000. Related costs of products and services sold totaled $44,616 in the same period.

          Selling, general and administrative expenses totaled $945,633 for the year ended February 29, 2000, and depreciation and amortization totaled
$1,858 for the same period. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of our new business plan.

          World Internetworks incurred losses from operations of $909,432 for the year ended February 29, 2000. The loss from operations is due primarily to Management and consulting fees, salaries, investor relations and other professional fees relating to the development and implementation of our new business plan. World Internetworks anticipates that its investment in the development and implementation of its ongoing business plan will continue but at reduced levels, and that selling and general operating costs will increase for the fiscal year ending February 28, 2001, assuming the availability of working capital. We reported a net loss of $(741,366) for the year ended
February 29, 2000.

Fiscal year ended February 28, 1999 compared with fiscal year ended February
28, 1998.

          As a result of the closure of operations in October 1998, the comparison of the year over year results of operations was significant.
Revenues declined from $7,762,125 for the February 28, 1998 year to $1,988,774 in the year ended February 28, 1999. Cost of products sold and operating expenses decreased from $8,443,055 to $4,438,902 in the same periods. Net losses from discontinued operations were ($2,450,128) and ($680,930), respectively, in fiscal 1999 and 1998. World Internetworks recommenced its development stage in October 1998.

Liquidity and Capital Resources.

          Our cash increased from $ 0 at the fiscal year ended February 28, 1999, to $88,571 at February 29, 2000. Accounts payable increased from $0 to
$29,206 during the fiscal year ended February 29, 2000, and total current liabilities decreased from $2,627,271 to $2,533,897 in the same period.

          In the fiscal year ended February 29, 2000, the Company reached an agreement with a creditor holding promissary notes payable by the Company in the amount of $160,000 plus accrued interest payable related to the notes in the amount of $8,066. Under the agreement the creditor agreed to release the Company from any and all obligations to repay the notes and related accrued interest. The promissary notes and related interest payable had been included in the reserve for discontinued operations in previous consolidated balance sheets of the Company. Additionally, in November 1999, the Company negotiated reductions of $3,065 in amounts due various trade creditors.

          On October 26, 1999, each of the Company's three subsidiaries, WIM,
GWE, and GMG, filed  petitions under Chapter 7 of the United States Bankruptcy
Code for protection from creditors. The petitions require creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing is conducted by the Court. The
Company's subsidiaries have no assets with which to pay their obligations to creditors. The meeting of creditors and hearing before the Court was held on January 19, 2000. The Court will take several months to determine the disposition of creditors claims filed under the petitions. The amounts recorded as owed to creditors are classified as "reserve for discontinued operations" in the Company's consolidated balance sheets and totaled
$2,459,205 at February 29, 2000. The Company expects the entire balance of the reserve will be absolved from payment when the Court files its report on the bankruptcy proceedings.

          During the year ended February 29, 2000, World Internetworks issued
6,306,500 shares of its common stock as follows:

   FOR CASH

          In March 1999, we began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of our common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. We filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement is being reviewed by the Securities and Exchange
Commission and various state securities regulating departments and is not yet effective. Shares issued and amounts received under this private placement offering during the year ended February 29, 2000 are summarized in the following table:

                   Common
                   Shares          Warrants           Consideration
     Date          Issued          Issued             Received
     ----          ------          ------             --------

March, 1999        100,000         100,000            $     40,000

July, 1999          50,000          50,000                  20,000

October, 1999      100,000         100,000                  40,000

November, 1999      25,000          25,000                  10,000

January, 2000       80,000          80,000                  32,000

February, 2000     375,000         375,000                 150,000

        Totals     730,000         730,000             $   292,000


          Subsequent to February 29, 2000 an additional 900,000 "units" were issued for cash in the amount of $360,000 under our private placement offering, bringing the total "units" placed under the offering to 1,630,000.
We have now closed the offering.

          In January 2000, we issued 1,700,000 shares of common stock in exchange for cash of $62,500 and services. The 1,700,000 shares were issued as the final installment of a total of 4,200,000 shares issued under a definitive agreement with Fairway Capital Partners, LLC.("Fairway"), in exchange for a total of $187,500 in cash plus services related to the introduction of sources of capital to World Internetworks by Fairway. Previously, under the Fairway agreement, we issued 2,000,000 shares of common stock in November 1999 and 500,000 shares in October 1999, in exchange for cash of $100,000 and $25,000 respectively. We recorded a cost of capital totaling $2,437,100 relating to the services provided by Fairway and the issuance of the 4,200,000 shares at a price below the market price of our common shares. Of the $2,437,100 cost, $1,366,482 has been reported as a deferred offering cost in the accompanying balance sheets which amount relates to the portion of the capital received under the private placement offering after February 29, 2000. .

    FOR SERVICES

          In February 2000, World Internetworks issued 36,000 shares of common stock restricted under Rule 144 in payment of accounts payable totaling
$36,000. An additional 20,000 shares of common stock restricted under Rule 144 were issued to an unrelated individual in exchange for professional services provided to us. We recorded an expense for professional fees totaling $20,000 relating to the shares issued for services.

          In November 1999, we issued 247,500 shares of common stock under an S-8 Registration Statement to several individuals in payment of accounts payable totaling $99,000. Included in the total were 75,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of
World Internetworks, for consulting services previously provided.
Additionally, 50,000 shares of the above total were issued to Leonard W.
Burningham, Esq., who is Counsel to World Internetworks for securities matters, for legal and professional services previously provided. The remaining 122,000 shares were issued to unrelated parties for legal and professional services previously provided.

          Additionally, in November 1999, World Internetworks issued 25,000 shares of common stock restricted under Rule 144 to Leonard W. Burningham, Esq., who is Counsel to World Internetworks for securities matters. We recorded legal and professional fees totaling $10,000 relating to the shares issued.

          In March 1999, we issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to us.
Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. We recorded management, legal and professional fees totaling $287,000 relating to the shares issued.

    SHARES CANCELED

          In February 2000, World Internetworks canceled 75,000 shares of common stock previously held by a former officer. We did not pay any consideration for the shares canceled.

          We reported a gain from forgiveness of debt of $168,066 for the year ended February 29, 2000, and a net loss of $(741,366) for the same period.

          Management expects to obtain additional equity financing through the exercise of outstanding common stock warrants in order to meet its cash flow needs through fiscal year 2001.

          We will require substantial additional cash and working capital in order to continue the development and implementation of our business plan.

Certain Factors Expected to Impact Operating Results
----------------------------------------------------

          Many factors outside our control may significantly affect our operating results in any future fiscal quarter. For example, our operating results may be affected by changes in the use of the Internet, seasonal trends in Internet use and online shopping, the continuing interest and activity of our independent direct distributors, the amount and timing of capital expenditures and other costs associated with development and expansion of our Internet site and related products and services, the introduction and success of competitive Internet sites, price competition in the industry, technical difficulties associated with our computer network, and general economic conditions and economic conditions specific to Internet commerce.
Due to these and other factors, it is probable that our operating results will fall below expectations World Internetworks, its shareholders or market analysts in some future fiscal quarter. Important risk factors and uncertainties that World Internetworks expects will impact its operating results include the following:

WE HAVE A HISTORY OF UNSUCCESSFUL OPERATIONS

          World Internetworks has previously operated through its wholly-owned subsidiaries, World Internet Marketplace, Inc., a Utah corporation; Global
Wholesale Exchange, Inc., a Utah corporation; and Global Media Group, Inc., a
Utah corporation. These operations were unsuccessful and World Internetworks and its subsidiaries ceased operations in October, 1998. On October 26, 1999, each of our subsidiaries filed a Chapter 7 bankruptcy case in the United
States Bankruptcy Court for the District of Utah.  In 1999, the Utah
Department of Commerce also dissolved each of these subsidiaries. We can not assure you that our future operations will have any more success than our previous operations.

WE MAY HAVE DIFFICULTY OBTAINING FUNDING IN THE FUTURE

          We currently have limited operating capital and cash resources. We may need substantial funding in order to meet the expenses of our anticipated expansion, although management believes that proceeds from the recent issuance of shares of our common stock will fund our planned operations in the near term. Our ability to raise funding may be severely limited due to our historical lack of successful operations, our limited assets and the limited public market for our common stock.

ANY FUTURE GOVERNMENTAL REGULATION OF THE INTERNET MAY ADVERSELY AFFECT OUR
OPERATIONS

          At present, management is not aware of any laws or regulations specifically restricting the commercial use of the internet. However, related laws and regulations, including those pertaining to trademark, copyright, patent, licensing, obscenity, and security matters, can affect the use of the internet for online commerce. Management believes that World Internetworks is currently in compliance with all laws pertaining to use of the internet.
Nevertheless, we can not assure you that restrictive legislation will not be enacted in the future. New regulation may require us to expend large amounts of money to ensure compliance or may simply prohibit us from doing certain things. In either case, our profitability may be adversely affected.

UNCERTAINTY ABOUT THE FUTURE OF THE INTERNET MAY LEAD TO UNCERTAINTY ABOUT OUR
OPERATIONS

          Because the internet is such a new commercial medium, critical issues as to its viability remain unresolved and may limit the growth of e-commerce. These issues include security, reliability, cost, ease of use and access, and quality of service. Although we believe that our internet-related products and services are commercially viable and that the number of internet users will continue to grow, we can not assure you that commerce and communication over the internet will become widespread, or that our products or services will become widely recognized or used.

OUR OPERATIONS WILL DEPEND ON ADEQUATE INTERNET INFRASTRUCTURE

          Marketing and distribution of our products and services will require adequate infrastructure for providing internet access and carrying growing internet traffic. The internet may prove not to be a viable commercial marketplace because of inadequate development of necessary infrastructure such as a reliable network backbone, or timely development of related products such as high-speed modems or other quickening devices.
Because global commerce and online networks are still relatively new and evolving, we can not predict whether the internet will prove to be a viable commercial market. If it does not, our business operations and financial condition could be negatively affected.

CAPACITY CONSTRAINTS MAY LIMIT OUR ABILITY TO MAKE SALES

          Our business operations depend, in large part, on a high volume of traffic on our internet site. Accordingly, the performance, reliability and availability of our site, computer network infrastructure and internet commerce processing systems are critical to our ability to attract and retain new customers. Any systems interruptions that make our site unavailable or limit our ability to process orders could reduce the volume of goods that we sell. We have experienced periodic computer system interruptions in the past, and anticipate that such interruptions will occur from time to time in the future. Continued growth of our network of independent direct distributors or other customers will require us to expand and upgrade our internet technology, including our computer network and internet commerce processing systems. We can not assure you that we will accurately predict the need for such expansion or upgrade, or that we will be able to make any such expansion or upgrade in a timely manner.

A COMPUTER SYSTEM FAILURE WOULD HURT OUR OPERATIONS

          Our ability to receive and process orders for products and services depends on efficient, uninterrupted operation of our computer and communications equipment. Substantially all of our computer and communications equipment is located at our headquarters in a leased facility in Orem, Utah and at a facility in Palm Desert, California. Our computer and communications equipment is vulnerable to flood, earthquake, power loss, telecommunications failure, and other similar events. We do not have redundant systems or a contingent disaster recovery plan and do not carry adequate business interruption insurance to cover potential losses that may occur from such an event. Our computer equipment is also vulnerable to computer viruses, break-ins and similar events that could lead to interruptions, loss of data or malfunction. Any such event would limit our revenues during the "down time" and may require substantial expense to repair.

THE POTENTIAL SECURITY RISKS OF ONLINE COMMERCE MAY MAKE OUR PRODUCTS AND
SERVICES LESS DESIRABLE

          One challenge to the success of online commerce is the secure transmission of confidential information such as customer credit card numbers.
We rely on encryption devices supplied by third parties to provide this security. However, we can not assure you that computer capabilities, new discoveries in encryption technology or other circumstances will not result in a breach of the security devices that we employ to protect confidential data.
If such a breach were to occur, our reputation, business operations and financial condition could all be negatively affected. These concerns may require us to spend additional resources to protect against the possibility of such breaches. In addition, consumer concerns about internet security may make our products and services less attractive.

AN AGREEMENT WITH A THIRD PARTY MAY RESULT IN A CHANGE IN CONTROL

          Our Board of Directors has adopted an agreement with Fairway Capital
Partners, LLC. Among other things, the agreement gives Fairway Capital the option to appoint its own representatives to fill three of five seats on our Board of Directors and to appoint its representatives as executive officers.
If Fairway Capital exercises this option, its representatives will have a majority of our Board of Directors and will be able to dictate our corporate policy and business direction. We can not assure you that these decisions will be consistent with our current direction or that they will be positive for us and our stockholders. Fairway Capital has not yet exercised this option. For a discussion of the Fairway Capital agreement, see the heading
"Organization and History" under the caption "Description of Business."

THE LIMITED MARKET FOR OUR SHARES WILL MAKE THEIR PRICE MORE VOLATILE

          The market for our common stock is very limited and we can not assure you that a larger market will ever be developed or maintained. The market for our common stock is likely to be volatile and many factors may affect the market. These include, for example:

          Our success, or lack of success, in marketing our products and services;

          Competition;

          Governmental regulations; and

          Fluctuations in operating results.

          The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies.
These fluctuations have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our common stock in any market that develops.

THE SUCCESS OF OUR OPERATIONS WILL DEPEND LARGELY ON STEVEN K. HANSEN

          Our success will depend largely on the efforts of our President, Steven K. Hansen. We do not have a "key person" life insurance policy on Mr.
Hansen. The loss of Mr. Hansen could have devastating effect on our business, operating results and financial condition. Our future growth and success also depends on our ability to identify, hire, train and retain other qualified management and technical personnel in the future. The inability to hire and retain necessary personnel could severely limit our ability to grow.

THE HIGHLY COMPETITIVE NATURE OF THE INTERNET INDUSTRY MAY LIMIT OUR CHANCES
OF SUCCESS

          The market for internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change.
World Internetworks expects competition to persist, intensify and increase in the future. Most of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than we do and could decide at any time to increase their resource commitments to our target market. In order to remain competitive, we may from time to time make certain pricing, service technology or marketing decisions and we can not assure you that these decisions will lead to success. Competition of the type described above could materially adversely affect our business, results of operations, financial condition and prospects.

          In addition, our ability to generate clients will depend to a significant degree on the quality of our services and our reputation among our clients and potential clients. If we lose clients to our competitors because of dissatisfaction with our services or our reputation is adversely affected for any other reason, our revenues will likely decrease and our prospects could be materially adversely affected.

THE WEB SITE DESIGN AND HOSTING INDUSTRY HAS LOW BARRIERS TO ENTRY

          There are relatively low barriers to entry into the web site design and hosting business. Because firms such as World Internetworks rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. We are likely to face additional competition from new entrants into the market in the future. We can not assure you that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those that we offer.

AUDITOR'S "GOING CONCERN" OPINION

              The Independent Auditor's Report for our audited consolidated financial statements as of February 29, 2000, expresses "substantial doubt about [our] ability to continue as a going concern," due to our recurring losses from operations and stockholders' equity (deficit).

Item 7.  Financial Statements.
         ---------------------

         Consolidated Financial Statements dated February 29, 2000

         Independent Auditor's Report

         Consolidated Balance Sheet for February 29, 2000

         Consolidated Statements of Operations for the years ended
         February 29, 2000 and February 28, 1999, and from inception through
         February 29, 2000

         Consolidated Statements of Stockholders' Equity (Deficit)

         Consolidated Statements of Cash Flows for the years ended
         February 29, 2000 and February 28, 1999, and from inception through
         February 29, 2000

         Notes to the Consolidated Financial Statements


                          WORLD INTERNETWORKS, INC.
                               AND SUBSIDIARIES
                        (A Development Stage Company)

                      Consolidated Financial Statements

                              February 29, 2000




                        C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . 5

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . . 6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 8

Notes to the Consolidated Financial Statements . . . . . . . . . . . .  10


                         INDEPENDENT AUDITORS' REPORT

Board of Directors
World InterNetWorks, Inc. and Subsidiaries
(A Development Stage Company)
Orem, Utah


We have audited the accompanying consolidated balance sheet of World
InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 29, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 29, 2000 and February 28, 1999 and from inception of the development stage on October 22, 1998 through February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 29, 2000, and the consolidated results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 and from inception of the development stage on October 22, 1998 through February 29, 2000 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
May 25, 2000


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                          Consolidated Balance Sheet

                                    ASSETS



                                                                February 29,
                                                                   2000


CURRENT ASSETS

     Cash                                                       $      88,571
     Accounts receivable                                                9,929
     Prepaid expenses                                                  12,200

          Total Current Assets                                        110,700

FIXED ASSETS (Note 1)

     Computers and equipment                                           16,283
     Furniture and fixtures                                             2,140
     Accumulated depreciation                                         (10,403)

          Net Fixed Assets                                              8,020

          TOTAL ASSETS                                          $     118,710

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                           $      29,206
     Accrued expenses                                                  15,486
     Note payable, related party                                       30,000
     Reserve for discontinued operations (Note 9)                   2,459,205


          Total Current Liabilities                                 2,533,897

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.001 par value; 500,000,000
     shares authorized;
      8,056,607 shares issued and outstanding                           8,057
     Additional paid-in capital                                     3,686,994
     Treasury stock at cost (1,020 shares)                             (3,186)
     Stock subscription receivable                                    (80,000)
     Deferred offering costs                                       (1,366,482)
     Deficit accumulated prior to the development stage            (3,979,694)
     Accumulated deficit from the inception of the
     development stage on October 22, 1998                           (680,866)

          Total Stockholders' Equity (Deficit)                     (2,415,177)

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $      118,710


                 WORLD INTERNET WORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                                   From
                                                              Inception of the
                                                                Development
                                                                 Stage on
                                                                October 22,
                                    For the Years Ended        1998 Through
                                 February 29,   February 28,    February 29,
                                    2000           1999            2000


REVENUES

 Sales                              $    82,675  $       -    $     82,675
 Costs of goods sold                     44,616          -          44,616

 Gross Profit                            38,059          -          38,059

OPERATING EXPENSES                          -            -             -

 General and administrative expenses    885,133          -         885,133
 Depreciation                             1,858          -           1,858

  Total Operating Expenses              886,991          -         886,991

LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY GAIN AND LOSS
 FROM DISCOUNTED OPERATIONS            (848,932)         -        (848,932)

EXTRAORDINARY ITEM

 Gain on extinguishment of debt         168,066          -         168,066

  Total Extraordinary Gain              168,066          -         168,066

LOSS FROM DISCONTINUED
 OPERATIONS (Note 8)                        -     (2,450,128)          -


LOSS BEFORE INCOME TAXES               (680,866)  (2,450,128)     (680,866)

INCOME TAX EXPENSE                          -            -             -

NET LOSS                            $  (680,866) $(2,450,128) $   (680,866)

BASIC LOSS PER SHARE

 Loss from operations               $     (0.21) $       -
 Gain on extinguishment of debt            0.04          -
 Gain (loss) from discontinued
 operations                                 -          (0.74)

BASIC (LOSS) PER SHARE              $     (0.17) $     (0.74)


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)


                                                      Additional
                                  Common Stock         Treasury    Paid-in
                               Shares       Amount       Stock     Capitol


Balance, February 28, 1998
 (inception of development
 stage)                          3,325,239  $     3,325  $ (3,186) $1,098,294

Issuance of common stock from
 the exercise of options at
 $1.47 per share                   147,125          147       -       216,603

Issuance of common stock
 for services at $1.46 per
 share                              27,650           28       -        40,272

Cancellation of common stock    (1,750,000)      (1,750)      -         1,750

Payments received on
 employee notes receivable             -            -         -           -

Adjustment for fractional
 shares                                 93          -         -           -

Net loss for the year ended
 February 28, 1999                     -            -         -           -

Balance, February 28, 1999       1,750,107        1,750    (3,186)  1,356,919

Common stock issued for
 services at $0.25 per share     1,148,000        1,148       -       285,852

Common stock issued for cash
 at $0.40 per share                505,000          505       -       201,495

Common stock issued for
 subscription receivable at
 $0.40 per share                   200,000          200       -        79,800

Common stock issued for
 exercise of options at
 $0.05 per share                 2,500,000        2,500       -       122,500

Common stock issued for
 services at $0.40 per share       272,500          273       -       108,727

Options issued below market
 value at $0.40 to $0.75
 per share                             -            -         -        49,500

Warrants issued below market
 value at $0.00 per share              -            -         -         7,500

Common stock issued for
 services at $1.00 per share        20,000           20       -        19,980

Common stock issued for cash
 at $1.00 per share                 36,000           36       -        35,964

Common stock issued for
 exercise of options at
 $0.04 per share                 1,700,000        1,700       -        60,800

Balance forward                  8,131,607  $     8,132  $ (3,186) $2,329,037


                                       Employee        Stock
                                         Notes      Subscriptions Accumulated
                                       Receivable   Receivable    Deficit


Balance, February 28, 1998
 (inception of development
 stage)                                $  (78,897)  $        -   $ (1,529,566)

Issuance of common stock from
 the exercise of options at
 $1.47 per share                              -              -            -

Issuance of common stock
 for services at $1.46 per
 share                                        -              -            -

Cancellation of common stock                  -              -            -

Payments received on
 employee notes receivable                 78,897            -            -

Adjustment for fractional
 shares                                       -              -            -

Net loss for the year ended
 February 28, 1999                            -              -     (2,450,128)

Balance, February 28, 1999                    -              -     (3,979,694)

Common stock issued for
 services at $0.25 per share                  -              -            -

Common stock issued for cash
 at $0.40 per share                           -              -            -

Common stock issued for
 subscription receivable at
 $0.40 per share                              -          (80,000)         -

Common stock issued for
 exercise of options at
 $0.05 per share                              -              -            -

Common stock issued for
 services at $0.40 per share                  -              -            -

Options issued below market
 value at $0.40 to $0.75
 per share                                    -              -            -

Warrants issued below market
 value at $0.00 per share                     -              -            -

Common stock issued for
 services at $1.00 per share                  -              -            -

Common stock issued for cash
 at $1.00 per share                           -              -            -

Common stock issued for
 exercise of options at
 $0.04 per share                              -              -            -

Balance forward                        $      -     $    (80,000)$ (3,979,694)


                 WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                                                      Additional
                                  Common Stock         Treasury    Paid-in
                               Shares       Amount       Stock     Capitol


Balance forward                   8,131,607 $     8,132  $  (3,186)$2,329,037
 $ -   $ (80,000) $(3,979,694)

Options issued below market
 value at $0.05 per share               -           -          -    1,725,000
  -   -   -

Options issued below market
 value at $0.04 per share               -           -          -      712,100
  -   -   -

Cancellation of common stock        (75,000)        (75)       -           75
 -  -  -

Stock offering costs                    -           -          -   (1,079,218)
  -  -   -

Net loss for the year ended
 February 29, 2000                      -           -          -          -
    - - (680,866)

Balance, February 29, 2000        8,056,607 $     8,057  $  (3,186)$3,686,994
  $  - $ (80,000) $(4,660,560)




                                       Employee        Stock
                                         Notes      Subscriptions Accumulated
                                       Receivable   Receivable    Deficit


Balance forward                       $         -   $    (80,000)$ (3,979,694)

Options issued below market
 value at $0.05 per share                       -            -            -


Options issued below market
 value at $0.04 per share                       -            -            -

Cancellation of common stock                    -            -            -

Stock offering costs                            -            -            -


Net loss for the year ended
 February 29, 2000                              -            -       (680,866)

Balance, February 29, 2000            $         -   $    (80,000)$ (4,660,560)


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                                    From
                                                              Inception of the
                                                                 Development
                                                                   Stage on
                                                                  October 22,
                                       For the Years Ended       1998 Through
                                    February 29,  February 28,   February 29,
                                      2000          1999           2000


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $  (680,866) $(2,450,128) $   (680,866)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation and amortization              1,858      103,314         1,858

  Common stock issued for services         416,000       40,300       416,000

  Allowance for doubtful accounts              -        250,000           -

  Options and warrants issued below
  market price                              57,000          -          57,000

  Gain on forgiveness of debt             (168,066)         -        (168,066)

  Write-off other assets                       -        103,811           -

  Loss on disposal of property and
  equipment                                    -        400,125           -

   Changes in assets and liabilities:
  (Increase) decrease in inventory             -        103,955           -

  (Increase) decrease in accounts
   receivable                               (9,929)    ( 26,147)       (9,929)

  (Increase) decrease in prepaid
   expenses                                (12,200)         -         (12,200)

  Increase (decrease) in deferred
   revenue                                     -        169,423           -

  Increase (decrease) in accounts
   payable                                  56,606      512,847        56,606

  Increase (decrease) in accrued
   expenses                                 15,486      190,272        15,486

   Net Cash Used by Operating
   Activities                             (324,111)   ( 602,228)     (324,111)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment         (6,818)         -          (6,818)

  Net Cash Used by Investing Activities     (6,818)         -          (6,818)

CASH FLOWS FROM FINANCING ACTIVITIES

 (Increase) decrease in employee notes
  receivable                                   -         78,897           -

 Proceeds from related party note
  payable                                   30,000      230,000        30,000

 Principal payments on related party
  note payable                                 -        (33,128)          -

 Principal payments on capital leases          -        (16,320)          -

 Purchase of treasury stock                    -            -             -

 Issuance of common stock                  389,500      216,750       389,500

  Net Cash Provided by Financing
  Activities                           $   419,500  $   476,199  $    419,500


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)


                                                                    From
                                                              Inception of the
                                                                 Development
                                                                   Stage on
                                                                  October 22,
                                       For the Years Ended       1998 Through
                                    February 29,  February 28,   February 29,
                                      2000          1999           2000


NET INCREASE (DECREASE) IN CASH        $    88,571  $  (126,029) $     88,571
CASH AT BEGINNING OF YEAR                      -        126,029           -

CASH AT END OF YEAR                    $    88,571  $       -    $     88,571

CASH PAID FOR:

 Interest expense                      $       -    $     2,013  $        -

 Income taxes                          $       -    $       -    $        -

NON-CASH FINANCING ACTIVITIES

 Property and equipment used as
 payment of accrued wages              $       -    $    13,205  $        -

 Common stock issued for services      $   416,000  $       -    $    416,000

 Common stock issued for accounts
 payable                               $    36,000  $       -    $     36,000

 Common stock issued for subscription
  receivable                           $    80,000  $       -    $     80,000

 Options and warrants issued below
 market value                          $    57,000  $       -    $     57,000

 Options issued below market value
 for stock offering costs              $ 1,070,618  $       -    $  1,070,618

 Options issued below market value
 for deferred stock offering costs     $ 1,366,482  $       -    $  1,366,482


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

a.  Organization and History

World Internetworks, Inc., was incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. ("Impressive Ventures") as a Nevada corporation. Impressive Ventures did not conduct any business operations until August 27, 1996, when it's stockholders approved an agreement under which the stockholders of Wealth International, Inc., a Utah corporation ("Wealth Utah"), obtained a controlling interest in Impressive Ventures. This transaction was treated as an acquisition of Impressive Ventures by Wealth Utah and as a recapitalization of Wealth Utah. Wealth Utah was established in November 1995 as a partnership and was incorporated in Utah in July 1996. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 2,752,245 common shares of Impressive Ventures, after the effects of a 1-for-250 reverse stock split, a 4-for-1 forward stock split and a 1-for-4 reverse stock split.

After the transaction was completed, Impressive Ventures changed its name to Wealth International, Inc. ("Wealth Nevada"), a Nevada corporation, and the operating subsidiary, Wealth Utah, subsequently changed its name to World Internet Marketplace, Inc. ("WIM"). Wealth Nevada changed its name to World InterNetWorks, Inc., (the "Company") in January 1998 to more accurately reflect the nature of the Company's business. The Company formed Global Wholesale Exchange, Inc. ("GWE") and Global Media Group, Inc. ("GMG"), both Utah corporations, in June 1998 as additional operating subsidiaries.

b.  Nature of Operations

Until October 1998, the Company operated three wholly-owned subsidiaries: (i) WIM was engaged in marketing and distributing products and services relating to internet commerce; (ii) GWE provided wholesale goods to consumers via internet and fax notification; (iii) GMG, doing business as the "Institute for Financial Independence" organized and sponsored sales seminars that sold WIM and GWE products.

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court") and, also in 1999, the Utah Department of Commerce dissolved each of these subsidiaries (see Note
4). Consequently, the Company re-entered the development stage.

The Company's revenues prior to discontinuing the operations of the three subsidiaries and entering into the development stage were derived substantially from two categories of products and services: (i) personal and commercial web site development and maintenance, and related internet training; and (ii) merchandise sales from the Company's internet-based virtual "mall" or "department store". Orders for merchandise on the Company's virtual "mall" were generally fulfilled by shipment direct from the manufacturer or wholesaler to the customer.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000

NOTE 1 - ORGANIZATION AND HISTORY (continued)

b.  Nature of Operations (continued)

In March 1999 the Company began to restructure it's business and operating plan toward the following: (i) providing web site design services and building software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide; (ii) establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such as Dell Computer, Office Max, Digital River and Walt Disney, through which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta Vista, one of the top search engines in the country. The Company expects it will generate revenues under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site and search site marketing fees and commissions on retail products sold through the Company's Main Street Plaza.

Revenues generated in the fiscal year ended February 29, 2000 under the Company's new business plan totaled $82,675, primarily from web site hosting fees.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method and estimates

The Company's consolidated financial statements are prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company has elected a February 28 fiscal year end.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.  Revenue Recognition

The Company generally receives the sales price of its web hosting fees and services in cash at the beginning of the month of service or at the time orders are made. Sales are generally recognized at the time the web site hosting is provided or when the service is completed or the product is shipped.

e.  Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The effect of changes in tax laws or rates will be recognized in years in which they occur.

f.  Common Stock Reverse Split

On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis. The accompanying financial statements has been restated to reflect this stock split for all periods presented.

g.  Principles of Consolidation

The consolidated financial statements include the accounts of World InterNetWorks, Inc., World Internet Marketplace, Inc., Global Wholesale Exchange, Inc., and Global Media Group, Inc. All significant intercompany accounts have been eliminated.

h. Development costs

The costs of developing the Company's new business plan, including new web-site design, engineering and marketing research and analysis are charged to general and administrative expense as incurred.

i.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j.  Basic and Fully Diluted Net Income (Loss) Per Common Share

Basic and diluted net income or (loss) per common share are calculated by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At February 29, 2000 and February 28, 1999, there were outstanding common stock equivalents (options and warrants) to purchase 495,000 and 882,375 shares of common stock, respectively that were not included in the computation of diluted net (loss) per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. The common stock equivalents were included in the computation of diluted net income per common share for the year ended February 29, 2000.

The following table is a reconciliation of the net loss numerator of basic and diluted net income (loss) per common share for the years ended February 29, 2000. and February 28, 1999:

                                             For the Year Ended
                                  February 29, 2000       February 28, 1999
                               Income        Per Share              Per Share
                               (Loss)          Amount      (Loss)    Amount


Net (loss) from continuing
 operations attributable to
 common stockholders             $  (848,932) $ (0.21) $        -   $    -

(Loss) from discontinued
 operations                              -        -      (2,450,128)   (0.74)


Extraordinary items                  168,066     0.04           -        -

Net (loss) attributable
 to common stockholders          $  (680,866) $ (0.17) $ (2,450,128)$  (0.74)

Weighted average common shares
 outstanding                       5,129,774              3,378,594


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations from it's inception and the recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient working capital to meet its operating costs and debt obligations on a continuing basis in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded asset and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 3 - GOING CONCERN (continued)

The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses (see Note
1). Management believes this new business plan will provide the revenues and margins necessary to result in significant recurring revenue and profitable growth through hosting, design and engineering fees as well as commissions on product sales. Management also expects to obtain additional equity financing through the exercise of outstanding common stock warrants in order to meet its cash flow needs through fiscal year 2001. See Note 4 for additional steps undertaken by management to improve the company's liquidity.

NOTE 4  - FORGIVENESS OF DEBT AND BANKRUPTCY PETITION

 a. Forgiveness of debt

On October 28, 1999, the Company reached an agreement with a creditor holding promissory notes payable by the Company in the amount of $160,000 plus accrued interest payable related to the notes in the amount of $8,066. Under the agreement the creditor agreed to release the Company from any and all obligations to repay the notes and related accrued interest. The creditor forgave the amounts due under the notes in exchange for the Company's executive officer arranging for the private sale of 412,500 shares of the Company's common stock owned by the creditor to unrelated parties. The promissory notes and related interest payable had been included in the reserve for discontinued operations in previous consolidated balance sheets of the Company. These amounts have been accounted for as extraordinary items in the accompanying condensed consolidated statements of operations.

 b. Bankruptcy petition filed

On October 26, 1999, each of the Company's three subsidiaries, WIM, GWE, and GMG, filed petitions under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petitions require creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing is conducted by the Court. The Company's subsidiaries have no assets with which to pay their obligations to creditors. The meeting of creditors and hearing before the Court was held on January 19, 2000. The Court will take several months to determine the disposition of creditors claims filed under the petitions. As described in Note 1 the operations of the subsidiaries were discontinued in October 1998 and all three Corporate charter's were dissolved by the Utah department of Commerce in 1999. The amounts recorded as owed to creditors are classified as "reserve for discontinued operations" in the accompanying consolidated balance sheets.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 5 - INCOME TAXES

As of February 29, 2000, the Company had federal and state net operating loss carryforwards of approximately $4,280,000. The net operating losses will expire at various dates beginning in years 2012 through 2019, if not utilized.

The Company operated as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership to individual shareholders. Accordingly, the Company was not subject to federal income taxes on it's operations while a partnership and no provision or current liability or asset for federal, or state income taxes for those periods has been reflected.

NOTE 6 - COMMON STOCK ISSUED OR CANCELED

 a. Shares Canceled
In February 2000, the Company canceled 75,000 shares of common stock previously held by a former officer of the Company. The Company did not pay any consideration for the shares canceled.

 b. Shares Issued for Services

In February 2000, the Company issued 36,000 shares of common stock restricted under Rule 144 in payment of accounts payable totaling $36,000. An additional 20,000 shares of common stock restricted under Rule 144 were issued to an unrelated individual in exchange for professional services provided to the Company. The Company recorded an expense for professional fees totaling $20,000 relating to the shares issued for services.

In November 1999, the Company issued 247,500 shares of common stock under an S-8 Registration Statement to several individuals in payment of accounts payable totaling $99,000. Included in the total were 75,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company, for consulting services previously provided. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters, for legal and professional services previously provided. The remaining 122,000 shares were issued to unrelated parties for legal and professional services previously provided.

Additionally, in November 1999, the Company issued 25,000 shares of common stock restricted under Rule 144 to Leonard W. Burningham, Esq., who is Counsel to the Company for securities matters. The Company recorded legal and professional fees totaling $10,000 relating to the shares issued.

In March 1999, the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company. Additionally, 50,000 shares of the above total were issued to Leonard

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 6  - COMMON STOCK ISSUED (continued)

 b. Shares Issued for Services (continued)

W. Burningham, Esq., who is Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management, legal and professional fees totaling $287,000 relating to the shares issued.

 c. Shares Issued for Cash

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement is being reviewed by the Securities and Exchange Commission and various state securities regulating departments and is not yet effective. Shares issued and amounts received under this private placement offering during the year ended February 29, 2000 are summarized in the following table:


                              Common
                              Shares       Warrants     Consideration
                  Date        Issued       Issued       Received



                 March 1999        100,000      100,000   $   40,000
                 July 1999          50,000       50,000       20,000
                 October 1999      100,000      100,000       40,000
                 November 1999      25,000       25,000       10,000
                 January 2000       80,000       80,000       32,000
                 February 2000     375,000      375,000      150,000

                 Totals            730,000      730,000      292,000

</TABLE

Subsequent to February 29, 2000 an additional 900,000 "units" were issued for cash in the amount of $360,000 under the Company's private placement offering, bringing the total "units" placed under the offering to 1,630,000. The Company has now closed the offering (see Note 9).


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 6 - COMMON STOCK ISSUED (continued)

 c. Shares Issued for Cash (continued)

In January 2000, the Company issued 1,700,000 shares of common stock in exchange for cash of $62,500 and services. The 1,700,000 shares were issued as the final installment of a total of 4,200,000 shares issued under a definitive agreement with Fairway Capital Partners, LLC.("Fairway"), in exchange for a total of $187,500 in cash plus services related to the introduction of sources of capital to the Company by Fairway. Previously, under the Fairway agreement, the Company issued 2,000,000 shares of common stock in November 1999 and 500,000 shares in October 1999, in exchange for cash of $100,000 and $25,000 respectively. The Company recorded a cost of capital totaling $2,437,100 relating to the services provided by Fairway and the issuance of the 4,200,000 shares at a price below the market price of the Company's common shares. Of the $2,437,100 cost, $1,366,482 has been reported as a deferred offering cost in the accompanying balance sheets which amount relates to the portion of the capital received under the private placement offering after February 29, 2000.

NOTE 7 - STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

 a.  Stock Options

Effective in 1996, the Company adopted a stock option plan which provides for the granting of stock options and awards to employees, officers and non-employee consultants to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to non-qualified stock options or awards to eligible participants. On
September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis, reducing the number of shares available for stock options and awards to eligible participants to the original 4,000,000 shares. Additionally, the Company issued non-qualified options to employees, officers, directors and consultants in previous years.

During the year ended February 29, 2000, the Company canceled all 1,532,375 stock options that were outstanding at February 28, 1999, under provisions of the option agreements that provide for their exercise within 90 days after the termination of an optionee's employment or business relationship with the Company. All of the option holders had terminated their relationships with the Company on or before October 22, 1998 and all unexercised options were therefore forfeited.

During the year ended February 29, 2000, the Company granted 150,000 non-qualified stock options to a director of the Company for consulting services at exercise prices ranging from $0.40 to $0.75 per share. The fair market value of the options was $0.58 per share, or $87,000 in total using the Black-Scholes pricing model and was charged to selling, general and administrative expenses. Additionally, the Company granted 70,000 non-qualified stock options to employees and directors at exercise prices of $0.40 per share. Of these employee grants 50,000 shares were issued at $0.35 per share below the market price of the Company's common stock on the date of the grant. The fair market value of the 50,000 options granted below market value was $0.61 per share, or $30,500 in total, using the Black-Scholes pricing model and was charged to selling, general and administrative expenses.
The weighted average fair value of the options granted to employees at market value during the year ended February 29, 2000 was $0.58 per share using


                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 7 - STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS (continued)

the Black-Scholes pricing model. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS
No. 123, "Accounting for Stock-Based Compensation", the Company's net loss from continuing operations attributable to common stockholders would have been $785,747 or $0.22 per share for the year ended February 29, 2000. All the options granted expire five years from date of grant. As of February 29, 2000, the Company had a total of 220,000 non-qualified options outstanding.

Information with respect to the Company's stock option plan at February 29, 2000 is as follows:


                         Exercise   Options   Options   Options   Options
                          Price     Granted  Exercised  Canceled  Outstanding


Options Granted prior
 to October 22, 1999     $0.25 - 2.50  2,275,000  594,625  1,680,375       -

Fiscal Year 2000 Grants  $0.40 - 0.75    220,000      -          -     220,000

    Totals                             2,275,000  594,625    148,000   220,000


There were no options exercised in the year ending February 29, 2000.

 b.  Common Stock Warrants

During the year ended February 29, 2000, the Company granted warrants to purchase 730,000 shares of the Company's common stock in connection with the issuance of 730,000 shares of common stock under the Company's private placement offering (see Note 6 c).

On July 26, 1999 the Company granted a cash-less warrant to purchase 10,000 shares of the Company's common stock to a former executive officer of the Company in lieu of salary payments then due to him. Additionally, the Company committed to grant cash-less warrants to purchase 25,000 shares of the Company's common stock to the same former executive officer of the Company if and when certain business opportunities mature (see Note 8). To date these warrants have not yet been granted.

As of February 29, 2000, the Company had a total of 740,000 warrants outstanding.

NOTE 8 - COMMITMENT AND CONTINGENCIES

 a. Employment Contracts

On February 19, 1999 the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company that became effective in March 1999, the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition Mr. Hansen was issued 975,000 shares of the Company's common stock restricted under rule 144 and 75,000 shares of the Company's common stock under an S-8 Registration Statement for management services provided in the year ended February 29, 2000. The term of the employment contract is three years.

Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray,

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 8  - COMMITMENT AND CONTINGENCIES (continued)

 a. Employment Contracts (continued)

Secretary/Treasurer of the Company, the terms of which provided a monthly salary of $3,000 through June 1999. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct, in consideration for payment of a $40,000 debt of the Company. Mr. Ray was granted a cash-less ($0.00 exercise price) warrant to purchase 10,000 shares of the Company's restricted common stock in lieu of salary for the period from June through September 1999. The Company recorded a compensation expense of $7,500 in connection with this warrant. To date this warrant has not been exercised. In addition, Mr. Ray was granted options to acquire the Company's common stock as follows: 50,000 shares at a price of $0.40 per share and 50,000 shares to be granted at a price of $0.40 per share when certain business opportunities have been successfully completed for the Company. The designated business opportunities were not completed and the second 50,000 share grant was rescinded. In addition, cash-less warrants to purchase 25,000 shares of the Company's common stock will be issued as a finders fee to Mr. Ray in the event the Company benefits from certain business opportunities introduced to the Company by Mr. Ray. As of May 26, 2000 the Company has not realized a benefit and the cash-less warrants have not been issued. Mr. Ray's active employment ceased at the end of September 1999 and he subsequently resigned as the Company's Secretary/Treasurer.

 b. Directors Compensation Commitments

Effective March 4, 1999 Randall L. Roberts and Gary S. Winterton were appointed to the Board of Directors of the Company. As Director's compensation they were each granted options to acquire 10,000 shares of the Company's restricted common stock at a price of $0.40 per share. In addition, on July 23, 1999 Mr. Winterton was granted an option to acquire 100,000 shares of the Company's restricted common stock at a price of $0.40 per share and a third option to acquire 50,000 shares at a price of $0.75 per share. The directors options expire in five years. Shares underlying the options granted Mr. Winterton will be included in a registration statement upon the demand of the holder. To date no such demand has been received by the Company.

 c. Fairway Capital Consulting Agreement

On August 16, 1999, the Company entered into a consulting agreement with Fairway Capital Partners, LLC. ("Fairway"), to provide non-exclusive management, consulting and financial services, including advise on corporate acquisitions and related matters. Terms of the agreement require the Company to pay Fairway $5,000 per month for the first three months of the agreement, $10,000 per month for the next three months, and $15,000 for each month after that. All such payments were paid in full as of February 29, 2000. The agreement expires on August 1, 2002. Subsequent to entering into the consulting agreement Fairway became a related party through the acquisition of 4,200,000 shares of the Company's common stock (see Note 6).

On February 4, 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 8  - COMMITMENT AND CONTINGENCIES (continued)


price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement.

 d. Office Lease

The Company rents office facilities in Orem, Utah on a month to month basis. There is no long term lease commitment. Monthly rental for the office facility is currently $800.00.

 e. Litigation and Claims

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of February 29, 2000.

                  WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              February 29, 2000


NOTE 9  - LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company decided to discontinue the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. Following is a summary of the losses from discontinued operations:


                                                                 From
                                                             Inception of the
                                                               Development
                                                                 Stage on
                                                                October 22,
                                      For the Years Ended      1998 through
                                   February 29, February 28,    February 29,
                                   2000              1999        2000


       NET REVENUES                $        -    $    1,988,774  $       -

       COST OF PRODUCTS SOLD                -           826,073          -

        Gross Profit                        -         1,162,701          -

       EXPENSES

        Commissions                         -         2,827,748          -

        Selling, general and
          administrative                    -           785,081          -

          Total Expenses                    -         3,612,829          -

       LOSS BEFORE INCOME TAXES             -        (2,450,128)         -

       INCOME TAX EXPENSE                   -               -            -

       NET LOSS                    $        -    $   (2,450,128) $       -

       BASIC LOSS PER SHARE OF
        COMMON STOCK               $        -    $        (0.74) $       -


As of February 29, 2000, the Company had liabilities of $2,459,205 which were associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 10  - SUBSEQUENT EVENTS

On March 22, 2000, the Company issued an additional 900,000 "units" of its private placement of common stock and warrants (see Note 6 c) for cash in the amount of $360,000. Total "units" placed under the offering comes to 1,630,000. The Company has now closed the offering.

On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, president and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001.

Also, at the May 9, 2000 meeting, the Board granted 70,000 options to purchase the Company's common stock at a exercise price of $1.38 per share to various employees and consultants of the Company. The employee options vest over a period of two years with 25% becoming vested after each six months from the date of grant. Additionally, 34,000 options to purchase the Company's common stock were granted to officers and directors of the Company at the same exercise price. The officers and directors options vest immediately upon grant.

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

                             PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

        Directors, Executive Officers, Promoters, and Control Persons
        -------------------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of World Internetworks. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

Steven K. Hansen          President          2/99          *
                          Director           2/99          *

Phillip M. Ray            Secretary/         2/99         3/00
                          Treasurer          2/99         3/00

Randal L.Roberts          Director           2/99          *

Gary S. Winterton         Director           2/99          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

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

          Randal L. Roberts. Mr. Roberts, age 47, is a Vice President and Manager of the International Banking Department of First Security Bank, a $22 billion financial services company, with banking offices in seven states. He brings over 20 years experience in commercial lending and international operations to World Internetworks. Mr. Roberts has been responsible for a 328% increase in international business for his department over the past five years, and is responsible for hundreds of millions of dollars in international transactions. In his capacity as a commercial banker, Mr. Roberts has provided financial analysis of well over 2,000 different banks and corporations.

          Gary S. Winterton. Mr. Winterton, age 30, was the Acting President of Internet Marketing Concepts, an internet development company, until December, 1999. He brings broad experience to World Internetworks, including seven years with the Covey Leadership Center, where he was one of the top revenue producers and business developers. He was a key figure in the development of the highly acclaimed "First Things First" time management training division. Following his tenure with Covey Leadership Center, Mr. Winterton served as Vice President of a marketing/communications company which provided recruiting, training and motivational materials for the direct sales and network marketing industry.

Material Employment Contracts
-----------------------------

          On February 19, 1999, World Internetworks entered into an Employment Agreement with Steven K. Hansen, our current President. It became effective in March, 1999. The Employment Agreement provides for Mr. Hansen to receive a salary of $8,000 per month ($96,000 per year), along with medical and dental insurance coverage for Mr. Hansen and his dependents. Under the Employment Agreement, we issued 800,000 "unregistered" and "restricted" shares of our common stock to Mr. Hansen. The Employment Agreement also requires us to reimburse Mr. Hansen for all reasonable expenses incurred in connection with our business and to include him in all pension, profit-sharing and similar plans.

          Phillip Ray, our former Secretary/Treasurer, was hired at a salary of $3,000 per month. He received three months' salary; his salary was terminated effective June 1, 1999. Instead, on July 26, 1999, we granted Mr. Ray options to purchase up to 60,000 "unregistered" and "restricted" shares of our common stock at a price of $0.40 per share. Ten thousand of these warrants are deemed to be "cashless," in which Mr. Ray may surrender options in exchange for shares, rather than paying cash. In addition, we issued 20,000 "unregistered" and "restricted" shares of our common stock to Automotive Direct, which is controlled by Mr. Ray, in exchange for the retirement of a $40,000 corporate debt.

          On August 12, 1999, we executed a compensation agreement with Gary
S. Winterton with respect to his services as a director. Under the agreement, Mr. Winterton was granted an option to purchase 110,000 "unregistered" and "restricted" shares of our common stock at a price of $0.40 per share, with an additional option to purchase 50,000 such shares at the higher of the closing bid price of our common stock on July 23, 1999, or $0.75. The exercise price of these options has been set at $0.75 per share. We have also granted to Mr. Winterton an option to purchase an additional 10,000 "unregistered" and "restricted" shares at a price of $0.40 per share.

          We have also agreed to compensate Randal L. Roberts for his services as a director. Our arrangement with Mr. Roberts is the same as our arrangement with Mr. Winterton with respect to their services as directors.

Termination of Employment and Change in Control Arrangements
------------------------------------------------------------

          Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who beneficially own more than 10% of a fully reporting company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. World Internetworks is not a fully reporting company, and, accordingly, is not subject to such reporting requirements; it files reports under Section 15(d).

Item 10. Executive Compensation.
         -----------------------

     Executive Compensation Summary Information
     ------------------------------------------

          The following table sets forth all compensation awarded to Mr. Hansen, our President, our only executive officer who received compensation in excess of $100,000 for the fiscal years ended February 28, 1999, and February 29, 2000:

                                     Annual               Long Term
                                  Compensation        Compensation Awards
Name and Position        Year        Salary      Securities Underlying Options
-----------------        ----        ------      -----------------------------

Steven K. Hansen         1999 (1)      -0-                   -0-
President                2000        $347,300 (2)            -0-


          (1) We entered into an Employment Agreement with Mr. Hansen on February 19, 1999, which became effective in March, 1999. Mr. Hansen did not receive any compensation during the 1999 fiscal year.

          (2) This figure includes $84,800 in cash compensation paid to Mr. Hansen and $262,500 for services paid with World Internetworks common stock.

                           Option Grants in 1999
                           ---------------------

          This table shows the options that World Internetworks granted to its executive officers and directors during the calendar year ended February 29, 2000:

                        Number
                      of Options          Exercise          Expiration
Name                    Granted*       Price per Share          Date
----                    -------        ---------------          ----

Steven K. Hansen         -0-                -0-                  -0-

Phillip Ray             50,000            $0.40                 7/26/01

                        10,000            Market price on       7/26/01
                                          date of exercise

Randal L. Roberts       10,000            $0.40                 3/19/01

Gary S. Winterton      110,000            $0.40                 8/12/01
                        50,000            $0.75                 8/12/01

          * None of these options has yet been exercised.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of each of our stockholders who is known to beneficially own more than five percent of our outstanding common stock as of March 24, 2000. To the knowledge of management, each of these stockholders has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class (1)
----------------      ----------------------------      --------

Gary J. McAdam                1,200,000 (2)              13.4%
14 Red Tail Dr.
Highlands Ranch, Colorado
80126

Steven K. Hansen              1,000,000 (3)              11.2%
1379 East Indian Ridge Cir.
Sandy, Utah
84092

Fairway Capital Partners LLC  1,625,000                  18.1%
56 East Pine St., Suite 200
Orlando, Florida
32802

                               --------                   -----
          TOTALS              3,825,000                  42.7%


     (1) Does not include shares of common stock underlying options and warrants.

     (2) A total of 800,000 of these shares are held of record by GJM Trading Partners, Ltd., of which Mr. McAdam is a general partner, and 400,000 shares are held of record by Growth Ventures, Inc., of which Mr. McAdam is President.

     (3) A total of 700,000 of these shares are held of record by Mr. Hansen and his wife as joint tenants.

Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of our directors and executive officers as of March 24, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class (1)
----------------        ----------------------------    --------


Steven K. Hansen              1,000,000 (2)              11.2%
1379 East Indian Ridge Cir.
Sandy, Utah
84092

Randal L. Roberts                 -0-                     -0-
9878 South Lannae Dr.
Sandy, Utah
84094

Gary S. Winterton                10,000 (3)               0.1%
517 South 1045 West
Orem, Utah 84058
                              --------                   -----
All directors and executive   1,010,000                  11.3%
officers as a group
(3 persons)


     (1) Does not include shares of common stock underlying options and warrants.

     (2) Mr. Hansen and his wife hold a total of 700,000 of these shares as joint tenants.

     (3) Mr. Winterton purchased these shares in an open-market transaction.

          See the caption "Directors, Executive Officers, Promoters and Control Persons," of this Report for information about the offices or other capacities in which each of these persons serves with World
Internetworks.

Item 12.  Certain Relationships and Related Party Transactions.
          -----------------------------------------------------

          On February 18, 2000, Fairway Capital loaned us $30,000 for a period of 30 days, at an interest rate of 7% per year. We have fully repaid the loan.

          Other than as discussed under the heading "Executive Compensation," during the fiscal years ended February 29, 2000, and February 28, 1999, World Internetworks did not enter into any material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who we know to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
         ---------------------------------------------------------------

    (a)
     27      Financial Data Schedule.

    (b) Forms 8-K filed during the fiscal year ended February 29, 2000.

              (i)   8-K Current Report dated February 19, 1999

              (ii)  8-K Current Report dated September 14, 1999

              (iv)  8-K Current Report dated October 26, 2000

              (v)   8-K Current Report dated March 22, 2000

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD INTERNETWORKS, INC.

Date: 5/31/00                          /s/ Steven K. Hansen
     -------------                     ----------------------------
                                       Steven K. Hansen, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: 5/31/00                         /s/ Steven K. Hansen
     ------------                     --------------------------------
                                      Steven K. Hansen, President and
                                      Director


Date: 5/30/00                         /s/ Randal L. Roberts
     ------------                     ---------------------------------
                                      Randal L. Roberts, Director