Form 10QSB
period 2000-05-31
WORLD INTERNETWORKS INC
filed 2000-07-06
CIK 793981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2000

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

The number of outstanding shares of the Registrant's common stock as of May 31, 2000, was: 9,043,311 shares.

Transitional Small Business Format (Check One) :  Yes [x]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim consolidated financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interium financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2000.

            World Internetworks, Inc. and Subsidiaries
                   Consolidated Balance Sheets
        May 31, 2000 and February 28, 2000 (Fiscal Year End)
                          (Unaudited)
ASSETS
                                           May 31,            February 28,
                                            2000                   2000
Current Assets
   Cash and cash equivalents              $    251,512          $   88,571
   Merchant account-compensating cash balance   37,086                  -
   Accounts receivable                           7,633               9,929
   Prepaid expenses                              3,417              12,200
        Total current assets              $    299,648          $  110,700

Property and Equipment at cost (Note 1)
   Computer equipment                           18,142              16,283
   Office Furniture and equipment                2,140               2,140
     Accumulated depreciation                  (11,341)            (10,403)
        Net Property and equipment               8,941               8,020
          TOTAL ASSETS                  $    308,589          $  118,720

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts Payable                       $     52,519          $   29,206
   Accrued expenses                             17,599              15,486
   Note payable, related party (Note 10)           -                30,000
   Reserve for discontinued operations
     (Note 9)                                2,459,205           2,459,205
        Total current liabilities            2,529,323           2,533,897

Commitments and contingencies (Note 8)

Shareholders' equity (deficit):
   Common stock, $.001 par value; 500,000,000
   shares authorized, 9,043,311 and 8,056,607
   shares issued at May 31, 2000 and Feb 28,
   2000, respectively                            9,043                8,057
   Additional paid in capital                2,689,426            3,686,994
   Treasury stock, at cost                      (3,186)              (3,186)
   Stock subscription receivable                   -                (80,000)
   Deficit accumulated prior to development
   stage                                    (3,979,694)          (3,979,694)
   Deficit accumulated from the inception of
   the development state on October 22, 1998  (936,323)            (680,866)
         Total shareholders' deficit        (2,220,734)          (2,415,177)
                                           $   308,589           $  118,720

            World Internetworks, Inc. and Subsidiaries
               Consolidated Statements of Operations
          For the Three Months Ended May 31, 2000 and 1999
                                                             From Inception of
                                                             Development Stage
                                        Three months ended   October 22, 1998
                                             May 31,             thru May 31,
                                        2000           1999         2000

Net sales and revenues:               $  83,315  $   4,257      $   165,990
Costs of products sold                   25,885      3,375           70,501
Gross Profit                             57,430        882           95,489

Operating Expenses:
Selling, General and
Administrative expenses                 316,119    391,896        1,201,252
Depreciation and
amortization                                938        372            2,796
Total operating expenses                317,057    392,268        1,204,048

Loss from operations before other
income and extraordinary gain          (259,627)  (391,386)      (1,108,559)

Other Income
Interest income                           4,170        -              4,170

Extraordinary Item:
Gain on extinguishment
of debt                                     -          -            168,066

Loss before income tax benefit         (255,457)  (391,386)        (940,493)

Income tax benefit                          -          -                -

Net loss                              $(255,457) $(391,386)       $(940,493)

Weighted average common
shares outstanding                    8,742,332  2,548,774

Loss per
common share                          $   (0.03)$    (0.15)

            World Internetworks, Inc.and Subsidiaries
              Consolidated Statements of Cash Flows
       For the Three Months Ended May 31, 2000 and 1999
                           (Unaudited)
                                                             From Inception of
                                                             Development Stage
                                         Three months ended  October 22, 1998
                                              May 31,           thru May 31,
                                        2000           1999         2000
Cash flows from operating activities:
Net loss                              $ (255,457)  $ (391,385)  $ (936,323)
Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation and Amortization                938          372        2,796
Common stock issued for services          30,000          -        446,000
Options and warrants issued below market
price                                        -            -         57,000
Gain on extinguishment of debt               -            -       (168,066)

Changes in current assets and liabilities
Compensating balances                    (37,086)         -        (37,086)
Accounts Receivable                        2,296          -         (7,633)
Prepaid expenses                           8,783          -         (3,417)
Accounts payable                          23,313       53,553       79,919
Accrued expenses                           2,113       12,539       17,599
     Net cash provided by (used in)
     operating activities               (225,100)    (324,921)    (549,211)

Cash flows from investing activities:
Purchase of property and equipment        (1,859)         -         (8,677)

Cash flows from financing activities:
Payment of related party note payable    (30,000)         -            -
Stock Subscription received               80,000          -         80,000
Sale of common stock, net of offering
costs                                    339,900      327,000      729,400
    Net cash provided by financing
    activities                           389,900      327,000      809,400

Net increase (decrease) in cash          162,941        2,079      251,512

Cash at beginning of period               88,571          -            -

Cash at end of period                   $251,512     $  2,079    $ 251,512

                 WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Notes to the Condensed Consolidated Financial Statements
                                May 31, 2000
                                (Unaudited)


NOTE 1 -  ORGANIZATION HISTORY AND NATURE OF OPERATIONS

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

After the transaction was completed, Impressive Ventures changed its name to Wealth International, Inc. ("Wealth Nevada"), a Nevada corporation, and the operating subsidiary, Wealth Utah, subsequently changed its name to World Internet Marketplace, Inc. ("WIM"). Wealth Nevada changed its name to World InterNetWorks, Inc., (the "Company") in January 1998 to more accurately reflect the nature of the Company's business. The Company formed Global Wholesale Exchange, Inc. ("GWE") and Global Media Group, Inc. ("GMG"), both Utah corporations, in June 1996 as additional operating subsidiaries.

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

In February 1999 the Company began to restructure it's business and operating plan toward the following: (i) providing web site design services and building software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide; (ii) establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such as Dell Computer, Office Max, Digital River and Walt Disney, through which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta Vista, one of the top search engines in the country. The Company expects it will generate revenues under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site and search site marketing fees and commissions on retail products sold through the Company's Main Street Plaza.

Revenues generated in the fiscal quarter ended May 31, 2000 under the Company's new business plan totaled $83,315, primarily from web site hosting and web site design fees.

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

i.  Basic and Fully Diluted Loss Per Common Share

Basic and diluted net income or (loss) per common share are calculated by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At May 31, 2000 and 1999, there were outstanding common stock equivalents (options and warrants) to purchase 1,949,000 and 70,000 shares of common stock, respectively. that were not included in the computation of net
(loss) per common share for the three months ended May 31, 2000 and 1999, as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the three months ended May 31, 2000 and 1999, respectively.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations from it's inception and the recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient working capital to meet its operating costs and dept obligations on a continuing basis in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses (see Note 1). Management believes this new business plan will provide the revenues and margins necessary to result in significant recurring revenue and profitable growth through hosting, design and engineering fees as well as commissions on product sales. Management also expects to obtain additional equity financing through the exercise of outstanding common stock warrants in order to meet its cash flow needs through the balance of fiscal year 2001. See Note 4 for additional steps undertaken by management to improve the company's liquidity.

NOTE 4  - BANKRUPTCY PETITION

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

NOTE 5 -  INCOME TAXES

As of May 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $4,530,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

The Company operated as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership to individual shareholders. Accordingly, the Company was not subject to federal income taxes on it's operations while a partnership and no provision or liability or asset for federal, or state income taxes for those periods has been reflected.

NOTE 6  - COMMON STOCK ISSUED

 a.  SHARES ISSUED FOR SERVICES

In May 2000, the Company issued 14,954 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by a shareholder and the Company recorded an expense for consulting fees totaling $30,000 relating to the shares issued.

Additionally, in May 2000, the Company issued 71,750 shares of common stock restricted under Rule 144 to an unrelated party in exchange for services provided relating to the private placement of it's securities described in more detail in the following paragraphs. The Company recorded a charge to capital totaling $28,700 relating to the 71,750 shares issued.

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

 b. SHARES ISSUED FOR CASH

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement became effective June 22, 2000. Shares issued and amounts received under this private placement offering through May 31, 2000 are summarized in the following table:

                        Common
                        Shares     Warrants    Consideration
         Date           Issued     Issued       Received

March 1999             100,000     100,000       $40,000
July 1999               50,000      50,000        20,000
October 1999           100,000     100,000        40,000
November 1999           25,000      25,000        10,000
January 2000            80,000      80,000        32,000
February 2000          375,000     375,000       150,000

Total through
February 28, 2000      730,000     730,000       292,000

March 2000             900,000     900,000       360,000

Total through
May 31, 2000         1,630,000   1,630,000     $ 652,000

The Company has now closed the offering.

NOTE 7 - STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

Common Stock Options

During the three months ended May 31, 2000, the Company granted 89,000 options to purchase the Company's common stock to employees and directors and 15,000 stock options to an unrelated consultant at an exercise price of $1.38 per share. All the options granted expire 5 years from date of grant. 34,000 of the stock options were granted to Officers and Directors of the Company and were vested immediately upon grant. The employee and consultant options vest over a period of two years with 25% becoming vested after each six months from the date of grant. The weighted average fair value of the options granted to Directors and employees during the three months ended May 31, 2000, was $1.03 per share using the Black Scholes pricing model. Had compensation expense of these options been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $347,127 or $0.04 per share. There were no options exercised in the three months ending May 31, 2000 and 1999, respectively, however, the 15,000 options granted to the consultant in May 2000, were not accepted and therefore not issued. As of May 31, 2000, the Company had a total of 309,000 non-qualified options outstanding.

  Common Stock Warrants

During the three months ended May 31, 2000 and 1999, the Company granted warrants to purchase 900,000 and 100,000 shares, respectively, of the Company's common stock in connection with the issuance of the same number of shares of common stock in each three month period under the Company's private placement offering (see Note 6).

As of November 30, 1999, the Company had a total of 1,640,000 warrants outstanding.

NOTE 8  - COMMITMENT AND CONTINGENCIES

 Employment Contracts

Effective beginning in March 1999, the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition Mr. Hansen was issued 975,000 shares of the Company's common stock restricted under rule 144 and 75,000 shares of the Company's common stock under an S-8 Registration Statement for management services provided in the months ending May 31, 1999. The term of the employment contract is three years.

Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provided a monthly salary of $3,000 through June 1999. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct, in consideration for payment of a $40,000 debt of the Company. In addition Mr. Ray was granted options to acquire the Company's common stock as follows: 50,000 shares at a price of $0.40 per share and an additional 50,000 shares to be granted at a price of $0.40 per share when certain business opportunities have been successfully completed for the Company. The designated business opportunities were not completed and the second 50,000 share grant was rescinded. In addition cash-less warrants to purchase 25,000 shares of the Company's common stock will be issued as a finders fee to Mr. Ray in the event the Company benefits from certain business opportunities introduced to the Company by Mr. Ray. As of June 30, 2000 the Company has not realized a benefit and the cash-less warrants have not been issued. Mr. Ray's active employment ceased at the end of September 1999 and he subsequently resigned as the Company's Secretary/Treasurer.

 Officers and Directors Compensation Commitments

On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $1,857 during the three months ended May 31, 2000.

Effective March 4, 1999 Randall L. Roberts and Gary S. Winterton were appointed to the Board of

Directors of the Company. As Directors compensation they were each granted options to acquire 10,000 shares of the Company's restricted common stock at a price of $0.40 per share. In addition, on July 23, 1999 Mr. Winterton was granted an option to acquire 100,000 shares of the Company's restricted common stock at a price of $0.40 per share and a third option to acquire 50,000 shares at a price of $0.75 per share. The directors options expire five years from date granted. Shares underlying the options granted Mr. Winterton will be included in a registration statement upon the demand of the holder. To date no such demand has been received by the Company.

 Fairway Capital Consulting Agreement

On August 16, 1999, the Company entered into a consulting agreement with Fairway Capital Partners, LLC. ("Fairway"), to provide non-exclusive management, consulting and financial services, including advise on corporate acquisitions and related matters. Terms of the agreement require the Company to pay Fairway $5,000 per month for the first three months of the agreement, $10,000 per month for the next three months, and $15,000 for each month after that. All such payments were paid in full as of February 28, 2000. The agreement expires on August 1, 2002. Subsequent to entering into the consulting agreement Fairway became a related party through the acquisition of 4,200,000 shares of the Company's common stock.

On February 4, 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement. Fairway capital exercised the option for the four months from February through May 2000, and were issued 14,954 shares in lieu of $30,000 cash payments otherwise due.

 Office Lease

The Company rents office facilities in Orem, Utah on a month to month basis. There is no long term lease commitment. Monthly rental for the office facility is currently $800.00.

 Litigation and Claims

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on the advise of legal counsel, these lawsuits do not represent a material obligation to the Company as of May 31, 2000.

NOTE 9  - SUBSEQUENT EVENTS

On June 23, 2000, the Company's Board of Directors authorized the Company to loan $10,000 to an executive officer and shareholder of the Company. The loan is in the form of a promissory note, bears interest at the rate of 8% per annum and is payable within 120 days of the date of the note.

NOTE 10  - LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company discontinued the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. There were no losses attributable the discontinued operations in the three months ended May 31, 2000 and 1999, respectively.

As of May 31, 2000 and 1999 the Company had liabilities of $2,459,205 and $2,627,271, respectively, which were associated with the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2000.

Overview

Until October 1998, the Company operated three wholly-owned subsidiaries: (i) World Internet Marketplace, Inc. ("WIM"), was engaged in marketing and distributing products and services relating to internet commerce; (ii) Global Wholesale Exchange, Inc. ("GWE"), provided wholesale goods to consumers via internet and fax notification; (iii) Global Media Group, Inc. ("GMG"), doing business as the "Institute for Financial Independence" organized and sponsored sales seminars that sold WIM and GWE products.

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court") and, also in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. Subsequently, the Company re-entered the development stage.

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

In February 1999 the Company began to restructure its business and operating plans toward the following: (i) providing web site design services and building software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide; (ii) establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such as Dell Computer, Office Max, Digital River and Walt Disney, through which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta Vista, one of the top search engines in the country. The Company expects it will generate revenues under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site and search site marketing fees and commissions on retail products sold through the Company's Main Street Plaza.

The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses. Revenues generated in the three months ended May 28, 2000 under the Company's new business plan totaled $83,315, primarily from web site hosting and design fees.

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

Results of Operations

Three months ended May 31, 2000 compared with three months ended May 31, 1999

The Company recorded revenues of $83,315 for the three months ended May 31, 2000, an increase of $79,058 over the same period in the previous year. The 1st quarter revenues are primarily from web-site hosting and web-site design fees generated after the implementation of management's new business plan. Gross profits on services sold increased $56,548 over the same period in the previous year to $57,430.

Selling, general and administrative expenses were $316,119 for the three month period ended May 31, 2000, compared to $391,896 for the same period in the previous year. Depreciation and amortization totaled $938 for the same period compared to $372 in the prior year 1st quarter. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan and decreased as up front management and consulting fees declined from 1999's 1st quarter.

The Company incurred losses from operations of $259,627 and $391,386 for the three months ended May 31, 2000 and 1999, respectively. The decrease in loss from operations is due primarily to a significant increase in revenues over the prior year's 1st quarter and to a decrease in management and consulting fees, investor relations and other expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the implementation of its ongoing business plan will continue at present or increased levels for the remainder of the fiscal year ending February 28, 2001, assuming the availability of working capital.

Other income consisted of interest earned on funds raised in the Company's private placement offering and invested in interest bearing bank accounts and totaled $4,170 for the three months ended May 31, 2000. There was no interest earned in the prior year's 1st quarter.

The Company reported a net loss of $255,457 for the three months ended May 31, 2000 compared to a net loss of $391,386 for the three months then ended May 31, 1999.

Liquidity

The Company had negative working capital of $2,229,675 at May 31, 2000 compared to negative working capital of $2,348,505 at February 28, 2000. The Company's cash increased from $88,571 at the fiscal year end of February 28, 2000, to $251,512 at May 31, 2000. Total current assets increased by $188,948 to $299,648 from the fiscal year end of February 28, 2000, to May 31, 2000. Current liabilities decreased from $2,533,897 to $2,529,323 in the same period.

During the three months ended May 31, 2000, the Company issued 986,704 shares of its common stock as follows:

     FOR CASH

In March 2000, the Company issued 900,000 shares of common stock in exchange for cash in the amount of $360,000. In addition to the shares issued, each investor received warrants to purchase an equal number of additional shares of the Company's common stock at $2.00 per share. The shares issued were restricted under Rule 144 and were issued in private placements to qualified investors. The shares were subsequently registered under an SB-2 registration statement filed with the Securities and Exchange Commission that became effective June 22, 2000.

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement became effective June 22, 2000. Shares issued and amounts received under this private placement offering through May 31, 2000 are summarized in the following table:

                        Common
                        Shares     Warrants    Consideration
         Date           Issued     Issued       Received

March 1999             100,000     100,000       $40,000
July 1999               50,000      50,000        20,000
October 1999           100,000     100,000        40,000
November 1999           25,000      25,000        10,000
January 2000            80,000      80,000        32,000
February 2000          375,000     375,000       150,000

Total through
February 28, 2000      730,000     730,000       292,000

March 2000             900,000     900,000       360,000

Total through
May 31, 2000         1,630,000   1,630,000     $ 652,000

The Company has now closed the offering.

    FOR SERVICES

In May 2000, the Company issued 14,954 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by a shareholder and the Company recorded an expense for consulting fees totaling $30,000 relating to the shares issued.

Additionally, in May 2000, the Company issued 71,750 shares of common stock restricted under Rule 144 to an unrelated party in exchange for services provided relating to the private placement of it's securities described in more detail in the following paragraphs. The Company recorded a charge to capital totaling $28,700 relating to the 71,750 shares issued.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the three month period ended May 30, 2000.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (A) On April 3, 2000, the Company filed an 8-K Current Report dated March 22, 2000, with respect to its private offering of 1,250,000 Units.

               On April 25, 2000, the Company filed an amended 8-K Current Report dated February 19, 1999, with respect to its corporate restructuring.

                           SIGNATURE

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WORLD INTERNETWORKS, INC.


Date: 7/5/00                         /s/Steven K. Hansen
     --------------                  -----------------------------
                                     Steven K. Hansen, Chief Executive Officer
                                     and Director

Date: 7/5/00                         /s/Gary S. Winterton
     --------------                  -----------------------------
                                     Phillip M. Ray, Secretary/Treasurer and
                                     Director


Date: 7/5/00                         /s/Randal L. Roberts
     --------------                  -----------------------------
                                     Randal L. Roberts, Director