Form 10QSB
period 2000-08-31
WORLD INTERNETWORKS INC
filed 2000-10-16
CIK 793981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000

[ ]      Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from __________ to_________ .

                       Commission file number 033-05844-NY

                            WORLD INTERNETWORKS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                 87-0443026
              ------                                 ----------
      (State of incorporation)          (I.R.S. Employer Identification No.)

                         9710 South 700 East, Suite 205
                                Sandy, Utah 84070
                                -----------------
              (Address of principal executive offices and zip code)

                                 (801) 501-7500
                                 ---------------
              (Registrant's telephone number, including area code)

              418 South Commerce Road, Suite 422, Orem, Utah 84058
              ----------------------------------------------------
          (Former address of principal executive offices and zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   or   No [ ]

The number of outstanding shares of the Registrant's common stock as of October 16, 2000 was: 9,047,463 shares.

Transitional Small Business Format (Check One) :                Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim condensed consolidated financial statements presented in this Form 10-QSB are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2000.


                   World Internetworks, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
             August 31, 2000 and February 28, 2000 (Fiscal Year End)

ASSETS

                                                                             August 31,                        February 28,
                                                                               2000                               2000
                                                                           -------------                   -------------
Current Assets:
     Cash and cash equivalents                                             $      95,460                   $      88,571
     Merchant account, compensating cash balance                                   7,428                            --
     Accounts receivable                                                           8,154                           9,929
     Note receivable, related party (Note 9)                                      10,000                            --
     Prepaid expenses                                                             69,001                          12,200
                                                                           -------------                   -------------

         Total current assets                                                    190,043                         110,700

Property and equipment, at cost (Note 1)
     Computer equipment                                                           18,141                          16,283
     Office furniture and equipment                                                2,140                           2,140
         Accumulated depreciation                                                (12,279)                        (10,403)
                                                                           -------------                   -------------
             Net property and equipment                                            8,002                           8,020

Other assets -deposits                                                             1,000                            --
                                                                           -------------                   -------------

                                                                           $     199,045                   $     118,720
                                                                           =============                   =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $      48,830                   $      29,206
     Accrued expenses                                                             10,239                          15,486
     Note payable, related party                                                    --                            30,000
     Reserve for discontinued operations (Notes 4 and 10)                           --                         2,459,205
                                                                           -------------                   -------------

         Total current liabilities                                                59,069                       2,533,897

Deferred revenue  (Note 2)                                                         5,693                            --
Commitments and contingencies (Note 8)

Shareholders' equity (deficit):
     Common stock, $.001 par value; 500,000,000
        shares authorized; 9,047,463
        and 8,056,607 shares issued at August 31, 2000
        and Feb 28, 2000, respectively                                             9,047                           8,057
     Capital in excess of par value                                            2,729,734                       3,686,994
     Treasury stock, at cost                                                        --                            (3,186)
     Stock subscription receivable                                                  --                           (80,000)
     Deferred offering costs                                                        --                        (1,366,482)
     Deficit accumulated prior to development stage                           (3,979,694)                     (3,979,694)
     Retained earnings (deficit) accumulated
       from the inception of the development
       stage on October 22, 1998                                               1,375,196                        (680,866)
                                                                           -------------                   -------------

             Total shareholders' equity (deficit)                                134,283                      (2,415,177)
                                                                           -------------                   -------------

                                                                           $     199,045                   $     118,720
                                                                           =============                   =============


                                    World Internetworks, Inc. and Subsidiaries
                                 Consolidated Statements of Operations (Unaudited)
                        For the Three Months and Six Months Ended August 31, 2000 and 1999
                                                                                                                      From Inception
                                                                                                                      of Development
                                                                                                                           Stage -
                                                                                                                        October 22,
                                                             Three months ended             Six months ended             1998 thru
                                                                 August 31,                    August 31,                August 31,
                                                        -------------------------- -------------------------------------------------
                                                            2000            1999           2000            1999            2000
                                                       ============    ============    ============    ============    ============
Net sales and revenues:                                $     92,542    $     25,890    $    175,857    $     30,147    $    258,532
Cost of products sold                                        19,588          13,157          45,473          16,532          90,089
                                                       ------------    ------------    ------------    ------------    ------------
        Gross profit                                         72,954          12,733         130,384          13,615         168,443
                                                       ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Selling, general and administrative expenses           221,902         154,710         538,021         546,606       1,423,154
     Depreciation and amortization                              939             460           1,877             832           3,735
                                                       ------------    ------------    ------------    ------------    ------------

        Total operating expenses                            222,841         155,170         539,898         547,438       1,426,889
                                                       ------------    ------------    ------------    ------------    ------------

        Loss from operations before other income
          and extraordianry gain                           (149,887)       (142,437)       (409,514)       (533,823)     (1,258,446)

Other income

     Interest income                                          2,199            --             6,369            --             6,369

Extraordinary item

     Gain on extinguishment of debt (Notes 4 and 10)      2,459,206            --         2,459,206            --         2,459,206
                                                       ------------    ------------    ------------    ------------    ------------

        Income (loss) before income tax benefit           2,311,518        (142,437)      2,056,061        (533,823)      1,200,760

Income tax benefit                                             --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

        Net income (loss)                              $  2,311,518    $   (142,437)   $  2,056,061    $   (533,823)   $  1,200,760
                                                       ============    ============    ============    ============    ============


Weighted average common shares outstanding               11,017,231       3,198,107       9,748,535       2,906,774            --

Income (loss) per common share                         $       0.21    $      (0.04)   $       0.21    $      (0.18)           --
                                                       ============    ============    ============    ============    ============

(Loss) per common share before extraordinary item      $      (0.01)   $      (0.04)   $      (0.04)   $      (0.18)           --
                                                       ============    ============    ============    ============    ============


                   World Internetworks, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended August 31, 2000 and 1999
                                                                                                  From Inception
                                                                                                  of Development
                                                                                                      Stage -
                                                                                                   October 22,
                                                                           Six months ended         1998 thru
                                                                               August 31,           August 31,
                                                                       ---------------------------------------
                                                                       2000            1999            2000
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                               $ 2,056,061    $  (533,823)   $ 1,375,195
     Adjustments to reconcile net loss to cash
        used in operating activities:
         Depreciation and amortization                                     1,877            832          3,735
         Common stock issued for services                                 36,500           --          452,500
         Common stock options issued for services                         36,000           --           36,000
         Options and warrants issued below market price                     --             --           57,000
         Gain on extinguishment of debt                               (2,459,205)          --       (2,627,271)
         Deferred revenue                                                  5,692           --            5,692
         Changes in current assets and liabilities
             Compensating balances                                        (7,428)          --           (7,428)
             Accounts receivable                                           1,774           --           (8,155)
             Prepaid expenses                                            (56,801)          --          (69,001)
             Accounts payable                                             19,624        139,897         76,230
             Accrued expenses                                             (5,247)        14,692         10,239
             Advance payable to shareholder                                 --           10,000           --
                                                                     -----------    -----------    -----------

               Net cash provided by (used in) operating activities      (371,153)      (368,402)      (695,264)
                                                                     -----------    -----------    -----------

Cash flows from investing activities:

     Purchase of property and equipment                                   (1,858)        (1,303)        (8,676)

Cash flows from financing activities:

     Proceeds from sale of common stock, net of offering cost            339,900        372,000        729,400
     Stock subscription received                                          80,000           --           80,000
     Payment of related party note payable                               (30,000)          --             --
     Disbursed for related party note receivable                         (10,000)          --          (10,000)
                                                                     -----------    -----------    -----------

               Net cash provided by financing activities                 379,900        372,000        799,400

Net increase in cash                                                       6,889          2,295         95,460

Cash at beginning of period                                               88,571           --             --
                                                                     -----------    -----------    -----------

Cash at end of period                                                $    95,460    $     2,295    $    95,460
                                                                     ===========    ===========    ===========

NOTE 1 -  ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

a.  Organization and History

World Internetworks, Inc., was incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. ("Impressive Ventures") as a Nevada corporation. Impressive Ventures did not conduct any business operations until August 27, 1996, when it's stockholders approved an agreement under which the stockholders of Wealth International, Inc., a Utah corporation ("Wealth Utah"), obtained a controlling interest in Impressive Ventures. This transaction was treated as an acquisition of Impressive Ventures by Wealth Utah and as a recapitalization of Wealth Utah. Wealth Utah was established in November 1995 as a partnership and was incorporated in Utah in July 1996. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 2,752,245 common shares of Impressive Ventures, after the effects of a 1-for- 250 reverse stock split, a 4-for-1 forward stock split and a 1-for-4 reverse stock split.

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

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court"). On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. Additionally, in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. (See
Note 4.) Consequently, the Company re-entered the development stage.

b.  Nature of Operations

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

Revenues  generated  in the six month  periods  ended  August 31, 2000 and 1999,
under  the  Company's  new  business   plan,   totaled   $175,857  and  $30,147,
respectively, primarily from web site hosting and web site design fees.

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

d.  Revenue Recognition

The Company generally receives the sales price of its web hosting fees and services in cash at the beginning of the month of service or at the time orders are made. Sales are generally recognized at the time the web site hosting is provided or when the service is completed or the product is shipped. Billings or collections for services not completed are recorded as deferred revenue until such services are completed.

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

i.  Basic and Fully Diluted Loss Per Common Share

Basic and diluted net income or (loss) per common share are calculated by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At August 31, 2000, there were outstanding common stock equivalents (options and warrants) to purchase 1,999,000 shares of common stock that were included in the computation of net income or (loss) per common share for the three months and six months ended August 31, 2000. At August 31, 1999, there were outstanding common stock equivalents (options and warrants) to purchase 3,850,000 shares of common stock, that were not included in the computation of net (loss) per common share for the three months and six months ended August 31, 1999, as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the three months and six months ended August 31, 1999, respectively.

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

NOTE 4  - BANKRUPTCY PETITION

On October 26, 1999, the Company's three subsidiaries, WIM, GWE, and GMG, each filed petitions under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petitions required creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing was conducted by the Court. The Company's three subsidiaries had no assets with which to pay their obligations to creditors. A hearing before the Court was held on January 19, 2000. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and six months ended August 31, 2000, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2000 were removed from the Company's liabilities.

As  described  in  Note  1  the  operations  of  all  three   subsidiaries  were
discontinued in October 1998 and their Corporate charter's were dissolved by the Utah Department of Commerce in 1999.

NOTE 5  - INCOME TAXES

As of August 31, 2000, the Company had federal and state net operating loss carry forwards of approximately $2,218,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

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

NOTE 6  - COMMON STOCK ISSUED OR RETIRED

a.  TREASURY SHARES RETIRED

In July 2000, the Board of Directors of the Company authorized the retirement and return to the Company's pool of authorized but unissued shares 1,020 shares held in it's treasury. The cost of the treasury shares was $3,186 and has been charged to capital.

b.  SHARES ISSUED FOR CASH

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. Shares issued and amounts received under this private placement offering through August 31, 2000 are summarized in the following table:

                             (Table is on next page)


                                Common
                                Shares           Warrants           Consideration
         Date                   Issued            Issued              Received
-----------------------    ---------------    --------------    --------------------
      March 1999                   100,000           100,000      $           40,000
       July 1999                    50,000            50,000                  20,000
     October 1999                  100,000           100,000                  40,000
     November 1999                  25,000            25,000                  10,000
     January 2000                   80,000            80,000                  32,000
     February 2000                 375,000           375,000                 150,000
                           ---------------    --------------    --------------------

     Total through
   February 28, 2000               730,000           730,000                 292,000

       March 2000                  900,000           900,000                 360,000
                           ---------------    --------------    --------------------

     Total through
    August 31, 2000              1,630,000         1,630,000       $         652,000
                           ===============    ==============    ====================


The Company has now closed the offering.

Shares issued under the offering and not sold by any investor prior to October 2, 2000, when the registration statement was withdrawn, are now restricted under Rule 144 of the Securities and Exchange Commission.

c.  SHARES ISSUED FOR SERVICES

In July 2000, the Company issued 5,172 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by a shareholder and the Company recorded an expense for consulting fees totaling $7,500 relating to the shares issued.

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

NOTE 7 -  STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

Common Stock Options
--------------------

In July of 2000, the Company granted 50,000 options to purchase the Company's common stock to an unrelated consultant at an exercise price of $1.25 per share. All the options granted vested immediately and expire 5 years from date of grant. The weighted average fair value of the options granted was $0.72 per share using the Black Scholes pricing model. The Company recorded professional fees related to the options issued totaling $36,000 in the three and six month periods ended August 31, 2000.

In May of 2000, the Company granted 89,000 options to purchase the Company's common stock to employees and directors and 15,000 stock options to an unrelated consultant at an exercise price of $1.38 per share. All the options granted expire 5 years from date of grant. 34,000 of the stock options were granted to Officers and Directors of the Company and were vested immediately upon grant. The employee and consultant options vest over a period of two years with 25% becoming vested after each six months from the date of grant. The weighted average fair value of the options granted to Directors and employees during the three months ended May 31, 2000, was $1.03 per share using the Black Scholes pricing model. Had compensation expense of these options been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss before extraordinary item would have been $494,815 or $0.05 per share for the six months ending August 31, 2000. There were no options exercised in the six months ending August 31, 2000 and 1999, respectively, however, the 15,000 options granted a consultant in May 2000, were not accepted and therefore not issued. As of August 31, 2000, the Company had a total of 359,000 non-qualified options outstanding.

Common Stock Warrants
---------------------

The Company granted warrants to purchase 900,000 and 150,000 shares in the six months ended March 2000 and 1999, respectively, in connection with the issuance of the same number of shares of common stock in each six month period under the Company's private placement offering (see Note 6).

As of August 31, 2000, the Company had a total of 1,640,000 warrants outstanding.

NOTE 8  - COMMITMENT AND CONTINGENCIES

Employment Contracts
--------------------

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

Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provided a monthly salary of $3,000 per month. Mr. Ray's salary was terminated June 1, 1999. In lieu of salary after June 1, 1999 Mr. Ray was granted warrants to purchase up to 60,000 "unregistered" and "restricted" shares of common stock at a price of $0.40 per share. Ten thousand of these warrants are deemed to be "cashless," in which Mr. Ray may surrender options in exchange for shares, rather than paying cash. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct, in consideration for payment of a $40,000 debt of the Company. Additionally, Mr.

Ray will be granted options to acquire 50,000 shares of the Company's common stock when certain business opportunities have been successfully completed for the Company. The designated business opportunities were not completed and the second 50,000 share grant was rescinded. In addition cash-less warrants to purchase 25,000 shares of the Company's common stock will be issued as a finders fee to Mr. Ray in the event the Company benefits from certain business opportunities introduced to the Company by Mr. Ray. As of October 13, 2000 the Company has not realized a benefit and the cash-less warrants have not been issued. Mr. Ray's active employment ceased at the end of September 1999 and he subsequently resigned as the Company's Secretary/Treasurer.

Officers and Directors Compensation Commitments
-----------------------------------------------

On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $2,906 and $4,763 during the three and six month periods ended August 31, 2000, respectively.

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

Fairway Capital Consulting Agreement
------------------------------------

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

On February 4, 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement. Fairway capital exercised the option for the four months from February through May 2000, and were issued 17,197 shares in lieu of $30,000 cash payments otherwise due.

Operating Lease Agreement
-------------------------

In August 2000, the Company entered into an agreement to lease 1,620 square feet of office space in Sandy, Utah for all administrative, engineering and sales personnel. The lease is for three years at a monthly rate of $1,000 for the first six months, $1,500 for the next six months and $2,000 for the remaining two years of the lease. The lease became effective October 1, 2000.

Previously the Company rented office facilities in Orem, Utah on a month to month basis. Monthly rental for that office facility was $800.00 through September 2000.

Future aggregate minimum obligations under the Sandy operating lease are as follows:

              Years ending February 28,
              -------------------------
                                     2001                           $   5,000
                                     2002                              20,000
                                     2003                              24,000
                                     2004                              14,000
                                                                      -------
                                                      Total         $  63,000
                                                                     ========

Litigation and Claims
---------------------

On October 26, 1999, our wholly-owned subsidiaries, World Internet Marketplace, Inc.; Global Media Group, Inc.; and Global Wholesale Exchange, Inc., filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the District of Utah. The cases were designated Case Nos. 99-31576; 99-31577; and 99-31578, respectively. The first meeting of creditors was held January 19, 2000. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the Company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and six months ended August 31, 2000, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2000 were removed from the Company's liabilities.

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on advise of legal counsel, these lawsuits do not represent a material obligation of the Company as of August 31, 2000.

NOTE 9  - RELATED PARTY TRANSACTIONS

On June 23, 2000, the Company's Board of Directors authorized a loan of $10,000 to an executive officer and shareholder of the Company. The loan is in the form of a promissory note, bears interest at the rate of 8% per annum and is payable within 120 days of the date of the note. At August 31, 2000 the $10,000 loan is outstanding.

NOTE 10 - EXTRAORDINARY GAIN/LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company discontinued the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. There were no losses attributable to the discontinued operations in the three months and six months ended August 31, 2000 and 1999, respectively. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,206, related to the discontinued operations, in the three and six month periods ended August 31, 2000, arising from the discharge of debt under bankruptcy proceedings more fully discussed in Note 4.

At February 28, 2000 the Company had liabilities of $2,459,205, which were associated with the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT PLAN FOR OR ANTICIPATE THE FUTURE. IN SOME CASES YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "SHOULD", COULD", "EXPECTS", "PLANS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. "

THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR CURRENT EXPECTATIONS AND THOSE OF OUR OFFICERS OR DIRECTORS WITH RESPECT TO AMONG OTHER THINGS; (i) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (ii) OUR BUSINESS AND GROWTH STRATEGIES, (iii) THE INTERNET AND INTERNET COMMERCE AND (iv) OUR FINANCING PLANS.

FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2000.

Overview
--------

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

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court"). On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and six months ended August 31, 2000 and the amounts classified as "reserve for discontinued operations" in the Company's consolidated balance sheet as of February 28, 2000 was removed from the Company's liabilities. Additionally, in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. Subsequently, the Company re-entered the development stage.

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

In February 1999 the Company began to restructure its business and operating plans toward the following: (i) providing web site design services and building software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than competitors can provide;
(ii) establish an internet training and technical support program that will help our members and customers understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such as Dell Computer, Office Max, Digital River and Walt Disney, through which our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta Vista, one of the top search engines in the country. The Company expects it will generate revenues under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site and search site marketing fees and commissions on retail products sold through the Company's Main Street Plaza.

The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses. Revenues generated in the six month periods ended August 31, 2000 and 1999, under the Company's new business plan totaled $175,857, and $30,147, respectively, primarily from web site hosting and design fees.

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward- looking statements reflect the current views of management relating to future events and financial performance. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward- looking statements. In order that any of the Company's forward-looking statements fall within such safe harbor, the Company notes that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of the Company's independent distributors, the uncertain future of the Internet and E-Commerce, capacity constraints on the Company's computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.

Results of Operations
---------------------

Three months ended August 31, 2000 compared with three months ended August 31, 1999

During the three months ended August 31, 2000 the Company recorded revenues of $92,542, an increase of $66,652 over the same period in the previous year. The increase in revenues is attributed primarily to web- site hosting and web-site design fees generated from the implementation of management's new business plan. Gross profits on services sold increased $60,221 over the same three month period in the previous year to $72,954.

Selling, general and administrative expenses were $221,902 for the three month period ended August 31, 2000, compared to $154,710 for the same period in the previous year. Depreciation and amortization totaled $939 for the same period compared to $460 in the prior year. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan and increased over the same period in 1999.

The Company incurred losses from operations of $149,887 and $142,437 for the three months ended August 31, 2000 and 1999, respectively. The decrease in loss from operations is due primarily to the significant increase in revenues over the same period in the prior year offset by an increase in management and consulting fees, investor relations and other expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the implementation of its ongoing business plan and other operating costs will continue at present or increased levels for the remainder of the fiscal year ending February 28, 2001, assuming the availability of working capital.

Other income consisted of interest earned on funds raised in the Company's private placement offering and invested in interest bearing bank accounts and totaled $2,199 for the three months ended August 31, 2000. There was no interest earned in the same period of the prior year.

The Company reported a net income of $2,311,518 for the three months ended August 31, 2000 compared to a net loss of $142,437 for the three months ended August 31, 1999. In the 2000 period the Company recorded one time extraordinary income from a gain on the extinguishment of debt represented by liabilities of the Company's subsidiaries discharged by the Bankruptcy Court on July 28, 2000 in the amount of $2,459,206.

Six months ended August 31, 2000 compared with six months ended August 31, 1999

During the six months ended August 31, 2000 the Company recorded revenues of $175,857, an increase of $145,710 over the same period in the previous year. The increase in revenues is attributed primarily to web- site hosting and web-site design fees generated from the implementation of management's new business plan. Gross profits on services sold increased $116,769 over the same six month period in the previous year to $130,384.

Selling, general and administrative expenses were $538,021 for the six month period ended August 31, 2000, compared to $426,606 for the same period in the previous year. Depreciation and amortization totaled $1,877 for the same period compared to $832 in the prior year. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan and increased over the same period in 1999.

The Company incurred losses from operations of $409,514 and $533,823 for the six months ended August 31, 2000 and 1999, respectively. The decrease in loss from operations is due primarily to the significant increase in revenues over the same period in the prior year coupled with a slight decrease in management and consulting fees, investor relations and other expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the implementation of its ongoing business plan and other operating costs will continue at present or increased levels for the remainder of the fiscal year ending February 28, 2001, assuming the availability of working capital.

Other income consisted of interest earned on funds raised in the Company's private placement offering and invested in interest bearing bank accounts and totaled $6,369 for the six months ended August 31, 2000. There was no interest earned in the same period of the prior year.

The Company reported a net income of $2,056,061 for the six months ended August 31, 2000 compared to a net loss of $533,823 for the six months ended August 31, 1999. In the 2000 period the Company recorded one time extraordinary income from a gain on the extinguishment of debt represented by liabilities of the Company's subsidiaries discharged by the Bankruptcy Court on July 28, 2000 in the amount of $2,459,206.

Liquidity

The Company had working capital of $130,974 at August 31, 2000 compared to negative working capital of $2,423,197 at February 28, 2000. The Company's cash increased from $88,571 at the fiscal year end of February 28, 2000, to $95,460 at August 31, 2000. Total current assets increased by $79,343 to $190,043 from the fiscal year end of February 28, 2000, to August 31, 2000. Current liabilities decreased from $2,533,897 to $59,069 in the same period. The decrease in current liabilities and increase in working capital is attributable primarily to the extinguishment of debt represented by liabilities of the Company's subsidiaries discharged by the Bankruptcy Court on July 28, 2000 in the amount of $2,459,206. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,206, related to the discharge of debt under the bankruptcy proceedings.

At February 28, 2000 the Company had liabilities of $2,459,205, which were associated with discontinued operations and the bankruptcy proceedings.

On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $2,906 and $4,763 during the three and six month periods ended August 31, 2000, respectively.

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

On February 4, 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement. Fairway capital has exercised the option for the five months from March through June 2000, and were issued 17,197 shares in lieu of $30,000 cash payments otherwise due.

In August 2000, the Company entered into an agreement to lease 1,620 square feet of office space in Sandy, Utah for all administrative, engineering and sales personnel. The lease is for three years at a monthly rate of $1,000 for the first six months, $1,500 for the next six months and $2,000 for the remaining two years of the lease. The lease became effective October 1, 1999.

During the six months ended August 31, 2000, the Company issued 991,876 shares of its common stock as follows:

FOR CASH- In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. Shares issued and amounts received under this private placement offering through August 31, 2000 are summarized in the following table:

                                Common
                                Shares           Warrants           Consideration
         Date                   Issued            Issued              Received
-----------------------    ---------------    --------------    --------------------

      March 1999                   100,000           100,000      $           40,000
       July 1999                    50,000            50,000                  20,000
     October 1999                  100,000           100,000                  40,000
     November 1999                  25,000            25,000                  10,000
     January 2000                   80,000            80,000                  32,000
     February 2000                 375,000           375,000                 150,000
                           ---------------    --------------    --------------------

     Total through
   February 28, 2000               730,000           730,000                 292,000

       March 2000                  900,000           900,000                 360,000
                           ---------------    --------------    --------------------

     Total through

    August 31, 2000              1,630,000         1,630,000       $         652,000
                           ===============    ==============    ====================


The Company has now closed the offering.

Shares issued under the offering and not sold by any investor prior to October 2, 2000, when the registration statement was withdrawn, are now restricted under Rule 144 of the Securities and Exchange Commission.

FOR SERVICES- In July 2000, the Company issued 5,172 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by a shareholder and the Company recorded an expense for consulting fees totaling $7,500 relating to the shares issued.

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

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 26, 1999, our wholly-owned subsidiaries, World Internet Marketplace, Inc.; Global Media Group, Inc.; and Global Wholesale Exchange, Inc., filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the District of Utah. The cases were designated Case Nos. 99-31576; 99-31577; and 99-31578, respectively. The first meeting of creditors was held January 19, 2000. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the Company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and six months ended August 31, 2000, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2000 were removed from the Company's liabilities.

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on advise of legal counsel, these lawsuits do not represent a material obligation of the Company as of August 31, 2000.

Item 2.   Changes in Securities.

None, not applicable.


Item 3.   Defaults Upon Senior Securities.

There were no defaults in payments of this type during the reporting period.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the six month period ended August 31, 2000.

Item 5.   Other Information.

None; not applicable.

Item 6.  Exhibits and Other Reports on Form 8-K.

    (A) On August 9, 2000, the Company filed an 8-K Current Report dated July 29, 2000, with respect to the closure of it's subsidiaries bankruptcy cases.

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

         WORLD INTERNETWORKS, INC.


         Date: 10/13/00              /s/ Steven K. Hansen
         --------------              --------------------
                                         Steven K. Hansen
                                         Chief Executive Officer and Director

         Date: 10/13/00              /s/ Gary S. Winterton
         --------------              ---------------------
                                         Gary S. Winterton

         Date: 10/13/00              /s/ Randal L. Roberts
         --------------              ---------------------
                                         Randal L. Roberts
                                         Director