Form 10QSB
period 2000-11-20
WORLD INTERNETWORKS INC
filed 2001-01-19
CIK 793981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB.


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                       Commission file number   033-05844-NY
                                                ------------

                            WORLD INTERNETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                            87-0443026
          ------------------------     ------------------------------------
          (State of incorporation)     (I.R.S. Employer Identification No.)

                         9710 South 700 East, Suite 205
                                Sandy, Utah 84070
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (801) 501-7500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

          ------------------------------------------------------------
          (Former address of principal executive offices and zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X or No --- --- The number of outstanding shares of the Registrant's common stock as of January 18, 2001 was: 14,112,463 shares.

Transitional Small Business Format (Check One) :              Yes [x]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim condensed consolidated financial statements presented in this Form 10-Q.B. are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q.B. Therefore, such financial statements do not include all of the information and footnotes required for complete audited financial statements. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2000.


                   World Internetworks, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
            November 30, 2000 and February 28, 2000 (Fiscal Year End)

ASSETS
------

                                                                  November 30,            February 28,
                                                                      2000                    2000
                                                                  -------------          -------------
Current Assets:
     Cash and cash equivalents                                    $      12,211          $      88,571
     Merchant account, compensating cash balance                         10,029                   --
     Accounts receivable                                                 23,828                  9,929
     Note receivable, related party (Note 10)                            10,350                   --
     Prepaid expenses                                                     9,501                 12,200
                                                                  -------------          -------------

         Total current assets                                            65,919                110,700

Property and equipment, at cost (Note 1)
     Computer equipment                                                  25,413                 16,283
     Office furniture and equipment                                       6,124                  2,140
         Accumulated depreciation                                       (14,046)               (10,403)
                                                                  -------------          -------------
             Net property and equipment                                  17,491                  8,020

Other assets -deposits                                                    1,000                   --
                                                                  -------------          -------------

                                                                  $      84,410          $     118,720
                                                                  =============          =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
     Accounts payable                                             $      92,323          $      29,206
     Accrued expenses                                                    22,074                 15,486
     Note payable, related party                                         25,000                 30,000
     Reserve for discontinued operations (Notes 4 and 11)                  --                2,459,205
                                                                  -------------          -------------

         Total current liabilities                                      139,397              2,533,897

Deferred revenue  (Note 2)                                                  702                   --
Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
     Common stock, $.001 par value; 500,000,000
        shares authorized; 9,047,463
        and 8,056,607 shares issued at November 30, 2000
        and Feb 28, 2000, respectively                                    9,047                  8,057
     Capital in excess of par value                                   2,741,536              3,686,994
     Treasury stock, at cost                                               --                   (3,186)
     Stock subscription receivable                                         --                  (80,000)
     Deferred offering costs                                               --               (1,366,482)
     Deficit accumulated prior to development stage                  (3,979,694)            (3,979,694)
     Retained earnings (deficit) accumulated
       from the inception of the development
       stage on October 22, 1998                                      1,173,422               (680,866)
                                                                  -------------          -------------

             Total shareholders' equity (deficit)                       (55,689)            (2,415,177)
                                                                  -------------          -------------

                                                                  $      84,410          $     118,720
                                                                  =============          =============

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


                   World Internetworks, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
      For the Three Months and Nine Months Ended November 30, 2000 and 1999


                                                                                                                  From Inception
                                                          Three months ended              Nine months ended       of Development
                                                            November 30,                    November 30,        Stage - October 22,
                                                    --------------------------     ----------------------------  1998 thru Nov. 30,
                                                        2000            1999            2000          1999            2000
                                                    ------------    ------------   ------------    ------------    ------------
Net sales and revenues:                             $    106,141    $     20,793   $    281,998    $     50,940    $    364,673
Cost of products sold                                     45,287          14,369         90,760          30,901         135,376
                                                    ------------    ------------   ------------    ------------    ------------
        Gross profit                                      60,854           6,424        191,238          20,039         229,297
                                                                    ------------   ------------    ------------    ------------

Operating expenses:
     Selling, general and administrative expenses        261,712         111,354        799,732         775,460       1,684,865
     Depreciation and amortization                         1,766             494          3,643           1,326           5,501
                                                    ------------    ------------   ------------    ------------    ------------

        Total operating expenses                         263,478         111,848        803,375         776,786       1,690,366
                                                    ------------    ------------   ------------    ------------    ------------

        Loss from operations before other income
          and extraordianry gain                        (202,624)       (105,424)      (612,137)       (756,747)     (1,461,069)

Other income

     Interest income                                         851            --            7,220            --             7,220

Extraordinary item

     Gain on extinguishment of debt (Notes 4 and 11)        --           171,130      2,459,205         171,130       2,459,205
                                                    ------------    ------------   ------------    ------------    ------------

        Income (loss) before income tax benefit         (201,773)         65,706      1,854,288        (585,617)        998,136

Income tax benefit                                          --              --             --              --              --
                                                    ------------    ------------   ------------    ------------    ------------

        Net income (loss)                           $   (201,773)   $     65,706   $  1,854,288    $   (585,617)   $    998,136
                                                    ============    ============   ============    ============    ============

Weighted average common shares outstanding            11,075,968       5,129,774     10,036,677       3,647,774            --

Income (loss) per common share                      $      (0.02)   $       0.01   $       0.18    $      (0.16)           --
                                                    ============    ============   ============    ============    ============

(Loss) per common share before extraordinary item   $      (0.02)   $      (0.02)  $      (0.06)   $      (0.21)           --
                                                    ============    ============   ============    ============    ============

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


                   World Internetworks, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended November 30, 2000 and 1999


                                                                                                                   From Inception
                                                                                    Nine months ended              of Development
                                                                                      November 30,              Stage - October 22,
                                                                               -----------------------------     1998 thru Nov. 30,
                                                                                   2000               1999             2000
                                                                               -----------       -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                         $ 1,854,288       $  (585,617)      $ 1,173,422
     Adjustments to reconcile net loss to cash
        used in operating activities:
         Depreciation and amortization                                               3,643             1,326             5,501
         Common stock issued for services                                           36,500           372,000           452,500
         Common stock options issued for services                                   47,800              --              47,800
         Options and warrants issued below market price                               --                --              57,000
         Gain on extinguishment of debt                                         (2,459,205)         (171,130)       (2,627,271)
         Deferred revenue                                                              702              --                 702
         Changes in current assets and liabilities
             Compensating balances                                                 (10,029)             --             (10,029)
             Accounts receivable                                                   (13,899)             --             (23,828)
             Prepaid expenses                                                        2,699              --              (9,501)
             Due from shareholder                                                     --             (15,000)          (15,000)
             Accounts payable                                                       63,117            61,738           119,723
             Accrued expenses                                                        6,588             1,147            22,074

                                                                               -----------       -----------       -----------

                  Net cash provided by (used in) operating activities             (467,796)         (335,536)         (806,907)
                                                                               -----------       -----------       -----------

Cash flows from investing activities:

     Purchase of property and equipment                                            (13,114)           (2,678)          (19,932)

Cash flows from financing activities:

     Proceeds from sale of common stock, net of offering cost                      339,900           342,500           729,400
     Stock subscription received                                                    80,000              --              80,000
     Proceeds from related party note payable                                       25,000              --              25,000
     Payment of related party note payable                                         (30,000)             --                --
     Advanced for related party note receivable                                    (10,350)             --             (10,350)
                                                                               -----------       -----------       -----------

                  Net cash provided by financing activities                        404,550           342,500           824,050

Net increase (decrease) in cash                                                    (76,360)            4,286            (2,789)

Cash at beginning of period                                                         88,571              --                --
                                                                               -----------       -----------       -----------

Cash at end of period                                                          $    12,211       $     4,286       $    (2,789)
                                                                               ===========       ===========       ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

NOTE 1 -ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

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

WIM was engaged in marketing and distributing products and services relating to Internet commerce. GWE provided wholesale goods to consumers via Internet and fax notification. GMG, doing business as the "Institute for Financial Independence" organized and sponsored sales seminars that sold WIM and GWE products.

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court"). On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. Additionally, in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. (See
Note 4.) Consequently, the Company re-entered the development stage. The Company resumed operations in March 1999 with a completely new management team and a new business plan.

b.  Nature of Operations

The Company's primary business plan is to provide a complete "Suite" of Internet related products and services including: web hosting, the sale and registration of domain names, web site design and engineering, merchant account access and the process of accepting credit cards online as well as training in the tools needed for a business customer to direct traffic to their web site and effectively market their own products or services through the World Wide Web to potential prospects. The Company's marketing and services are directed primarily to the small business market. Of the 25 Million small business' operating in the U.S. more than 70% do not presently have a web site or any type of Internet exposure. The Company has focused its marketing efforts to reach this large market sector and provide for them all of the necessary tools to establish themselves on the World Wide Web with a cost-effective and dynamic presence.

The Company's design and engineering resources now account for more than 50% of gross revenues. Revenues generated in the nine month periods ended November 30, 2000 and 1999, under the Company's new business plan totaled $175,857, and $30,147, respectively, primarily from site design and engineering fees and web site hosting fees.

NOTE 2  -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

i.  Basic and Fully Diluted Loss Per Common Share

Basic and diluted net income or (loss) per common share are calculated by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At November 30, 2000, there were outstanding common stock equivalents (options and warrants) to purchase 2,094,000 shares of common stock that were included in the computation of net income or (loss) per common share for the three months and nine months ended November 30, 2000. At November 30, 1999, there were outstanding common stock equivalents (options and warrants) to purchase 2,660,000 shares of common stock, that were not included in the computation of net (loss) per common share for the three months and six months ended August 31, 1999, as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the three months and nine months ended November 30, 1999, respectively.

NOTE 3  -GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations from it's inception and the recover ability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient working capital to meet its operating costs and debt obligations on a continuing basis in its future operations. The financial statements do not include, any adjustments relating to the recover ability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses (see Note
1). Management believes this new business plan will provide the revenues and margins necessary to result in significant recurring revenue and profitable growth through hosting, design and engineering fees as well as commissions on product sales. Management also expects to obtain additional equity financing through the issuance of additional capital stock and the exercise of outstanding common stock warrants in order to meet its cash flow needs through the balance of fiscal year 2001. See Note 4 for additional steps undertaken by management to improve the company's liquidity.

NOTE 4  - BANKRUPTCY PETITION

On October 26, 1999, the Company's three subsidiaries, WIM, GWE, and GMG, each filed petitions under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petitions required creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing was conducted by the Court. The Company's three subsidiaries had no assets with which to pay their obligations to creditors. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and nine months ended November 30, 2000, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2000 were removed from the Company's liabilities.

As  described  in  Note  1  the  operations  of  all  three   subsidiaries  were
discontinued in October 1998 and their Corporate charter's were dissolved by the Utah Department of Commerce in 1999.

NOTE 5  - NOTE PAYABLE

On November 27, 2000, the Company obtained $25,000 from Fairway Capital Partners, LTD under a promissory note payable on February 27, 2001, with interest at the rate of 10 percent per annum. The note is secured by a pledge to issue 50,000 shares of the Company's common stock in the event of default. Subsequent to November 30, 2000, the Company issued 4,500,000 shares of it's common stock to Fairway in exchange for cash, payment of accrued management fees, a commitment to provide cash to pay certain legal and consulting fees and the payment of this note payable (See note 12).

NOTE 6  - INCOME TAXES

As of November 30, 2000, the Company had federal and state net operating loss carry forwards of approximately $2,409,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

NOTE 7  - COMMON STOCK ISSUED OR RETIRED

 a. TREASURY SHARES RETIRED

In July 2000, the Board of Directors of the Company authorized the retirement and return to the Company's pool of authorized but unissued shares 1,020 shares held in it's treasury. The cost of the treasury shares was $3,186 and has been charged to capital.

 b.  SHARES ISSUED FOR CASH

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The offering was closed in February 2000. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued for resale under the offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. The Company received a total of $652,000 under the offering and issued 1,630,000 shares of common stock and warrants to purchase an additional 1,630,000 shares of common stock. The Company has now closed the offering.

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

In March 1999, the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who was Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management, legal and professional fees totaling $287,000 relating to the shares issued.

NOTE 8 - STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

  Common Stock Options
  --------------------

In October and November of 2000, the Company granted 65,000 options to purchase the Company's common stock to two unrelated consultants at exercise prices of $0.50 per share for 50,000 options and $0.40 for 15,000 options. All the options granted vested immediately and expire 3 years from date of grant. The weighted average fair value of the options granted was $0.20 and $0.12 per share respectively using the Black Scholes pricing model. The Company recorded consulting fees related to the options issued totaling $11,800 in the three and nine month periods ended November 30, 2000.

In October and November of 2000, the Company granted 30,000 options to purchase the Company's common stock to two employees at an exercise price of $0.40 per share. All the options granted vested immediately and expire 5 years from date of grant.

In July of 2000, the Company granted 50,000 options to purchase the Company's common stock to an unrelated consultant at an exercise price of $1.25 per share. All the options granted vested immediately and expire 5 years from date of grant. The weighted average fair value of the options granted was $0.72 per share using the Black Scholes pricing model. The Company recorded professional fees related to the options issued totaling $36,000 in the nine month period ended November 30, 2000.

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

The weighted average fair value of the options granted to employees during the three months ended November 30, 2000, was $0.20 per share using the Black Scholes pricing model. The weighted average fair value of the options granted to Directors and employees during the three months ended May 31, 2000, was $1.03 per share using the Black Scholes pricing model. Had compensation expense of these options been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss before extraordinary item would have been $702,487 or $0.07 per share for the nine months ending November 30, 2000. There were no options exercised in the nine months ending November 30, 2000 and 1999, respectively, however, the 15,000 options granted a consultant in May 2000, were not accepted and therefore not issued. As of November 30, 2000, the Company had a total of 454,000 non-qualified options outstanding.

  Common Stock Warrants
  ---------------------

The Company granted warrants to purchase 900,000 and 285,000 shares in the nine months ended November 30, 2000 and 1999, respectively, in connection with the issuance of the same number of shares of common stock in each nine month period under the Company's private placement offering (see Note 7).

As of November 30, 2000, the Company had a total of 1,640,000 warrants outstanding.

NOTE 9  - COMMITMENT AND CONTINGENCIES

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

Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provided a monthly salary of $3,000 per month. Mr. Ray's salary was terminated June 1, 1999. In lieu of salary after June 1, 1999 Mr. Ray was granted warrants to purchase up to 60,000 "unregistered" and "restricted" shares of common stock at a price of $0.40 per share. Ten thousand of these warrants are deemed to be "cashless," in which Mr. Ray may surrender options in exchange for shares, rather than paying cash. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct, in consideration for payment of a $40,000 debt of the Company. Additionally, cash-less warrants to purchase 25,000 shares of the Company's common stock were to be issued as a finders fee to Mr. Ray in the event the Company benefitted from certain business opportunities introduced to the Company by Mr. Ray. As of November 30, 2000 the Company had not realized any benefit and the commitment to issue cash-less warrants was withdrawn. Mr. Ray's active employment ceased at the end of September 1999 and he subsequently resigned as the Company's Secretary/Treasurer.

 Officers and Directors Compensation Commitments
 -----------------------------------------------

On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $3,193 and $7,956 during the three and nine month periods ended November 30, 2000, respectively.

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

On February 4, 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement. Fairway exercised the option for the four months from February through June 2000, and were issued 20,126 shares in lieu of $37,500 in cash payments otherwise due.

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

Future aggregate minimum obligations under the operating lease are as follows:

              Years ending February 28,
              -------------------------
                                     2001     $  3,000
                                     2002       20,000
                                     2003       24,000
                                     2004       14,000
                                               -------
                                   Total      $ 61,000
                                               =======

Litigation and Claims
---------------------

On October 26, 1999, our wholly-owned subsidiaries, World Internet Marketplace, Inc.; Global Media Group, Inc.; and Global Wholesale Exchange, Inc., filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the District of Utah. The cases were designated Case Nos. 99-31576; 99-31577; and 99-31578, respectively. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the Company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and nine months ended November 30, 2000, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2000 were removed from the Company's liabilities.

The Company is engaged in various litigation and claims both as defendant and plaintiff arising through the normal course of business. In the opinion of management, based on advise of legal counsel, these lawsuits do not represent a material obligation of the Company as of November 30, 2000.

NOTE 10  - RELATED PARTY TRANSACTIONS

On June 23, 2000, the Company's Board of Directors authorized a loan of $10,000 to an executive officer and shareholder of the Company. The loan is in the form of a promissory note, bears interest at the rate of 8% per annum and is payable within 120 days of the date of the note. In October 2000, the Board extended the due date of this loan to February 23, 2001. At November 30, 2000 the $10,000 loan plus accrued interest of $350 is outstanding.

NOTE 11  - EXTRAORDINARY GAIN/LOSS FROM DISCONTINUED OPERATIONS

On October 22, 1998, the Board of Directors of the Company discontinued the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. There were no losses attributable to the discontinued operations in the three months and six months ended August 31, 2000 and 1999, respectively. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,206, related to the discontinued operations, in the three and nine month periods ended November 30, 2000, arising from the discharge of debt under bankruptcy proceedings more fully discussed in Note 4.

At February 28, 2000 the Company had liabilities of $2,459,205, which were associated with the discontinued operations.

NOTE 12  - SUBSEQUENT EVENTS

In December 2000, the Company issued 4,500,000 shares of common stock restricted under Rule 144 to Fairway Capital Partners, LTD in consideration for the following items:

    Payment of management fees due through December 2000            $  55,000
    Payment of a promissory note payable to Fairway                    25,000
    Cash received in January 2001                                      45,000
    Provide cash for certain designated legal and consulting
      fees not yet incurred                                            75,000
                                                                      -------
        Total consideration to be received                          $ 195,000
                                                                      =======

Additionally,  Fairway agreed to reduce the monthly  management fee described in
Note 9 to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, payments under the contract are to be deferred April 30, 2001.

In December 2000, the Company issued 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services to be provided to the Company by an unrelated consultant. Additionally, the Company issued 65,000 shares of common stock restricted under Rule 144 to another unrelated consultant in payment for professional services provided from October through December 2000.

The Company will record expenses for consulting and professional fees totaling $84,985 relating to the shares issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q.B. CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT PLAN FOR OR ANTICIPATE THE FUTURE. IN SOME CASES YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "SHOULD", COULD", "EXPECTS", "PLANS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. "

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

Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court"). On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the three and nine months ended November 30, 2000 and the amounts classified as "reserve for discontinued operations" in the Company's consolidated balance sheet as of February 28, 2000 was removed from the Company's liabilities. Additionally, in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. Subsequently, the Company re-entered the development stage.

The Company resumed operations in March 1999 with a completely new management team and a new business plan.

Management's Plan of Operation
------------------------------

The Company's primary business plan is to provide a complete "Suite" of Internet related products and services including: web hosting, the sale and registration of domain names, web site design and engineering, merchant account access and the process of accepting credit cards online as well as training in the tools needed for a business customer to direct traffic to their web site and effectively market their own products or services through the World Wide Web to potential prospects. The Company's marketing and services are directed primarily to the small business market. Of the 25 Million small business' operating in the U.S. more than 70% do not presently have a web site or any type of Internet exposure. The Company has focused its marketing efforts to reach this large market sector and provide for them all of the necessary tools to establish themselves on the World Wide Web with a cost-effective and dynamic presence.

The Company has undertaken a number of marketing initiatives designed to reach this very large business sector including direct mail, email, a direct selling effort and a recent campaign directed towards non-profit organizations and there members. The initial marketing thrust to non-profit organizations has been with associations in Utah, primarily Chambers of Commerce. The Company expects to expand this marketing strategy regionally and nationally as we evaluate the results of developing these local organizations as customers. The Company currently utilizes an hourly billing rate of $75.00 for web site design contracts and an hourly rate of $100.00 plus for custom programming and site engineering. Both of these rates are well below the industry average yet still provide the Company with an attractive profit margin. The Company's design and engineering resources now account for more than 50% of gross revenues. Revenues generated in the nine month periods ended November 30, 2000 and 1999, under the Company's new business plan totaled $175,857, and $30,147, respectively, primarily from site design and engineering fees and web site hosting fees.

Management continues to evaluate additional methods of providing increased shareholder value including strategic alliances, mergers, acquisitions, reseller agreements and joint venture partners. Opportunities in each of these areas are evaluated on a case-by-case basis by Company management. Any significant agreements entered into by the Company to enhance shareholder value will be announced through the appropriate channels including the necessary regulatory filings on Form 8-K with the Securities and Exchange Commission.

Management expects to obtain additional equity financing through the exercise of outstanding common stock warrants and options or other equity offerings in order to meet its cash flow needs through fiscal year 2001 and into the fiscal year 2002. The Company anticipates that with increased revenues and close management of operating costs it will be able to expand operations and increase potential revenue opportunities.

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

Results of Operations

Three months ended November 30, 2000 compared with three months ended November 30, 1999

During the three months ended November 30, 2000 the Company recorded revenues of $106,141, an increase of $85,348 over the same period in the prior year. The design fees generated from the implementation of management's new business plan. Gross profits on services sold increased $54,430 over the same three month period in the prior year to $60,854.

Selling, general and administrative expenses were $261,712 for the three month period ended November 30, 2000, compared to $111,354 for the same period in the prior year. Depreciation and amortization totaled $1,766 for the same period compared to $464 in the prior year. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company's new business plan and increased over the same period in 1999.

The Company incurred losses from operations of $202,624 and $105,424 for the three months ended November 30, 2000 and 1999, respectively. The increase in loss from operations is due primarily to an increase in salaries and consulting fees related to expanded sales and product development efforts offset in part by an increase in revenues over the same period in the prior year. The Company anticipates that its investment in the implementation of its ongoing business plan and other operating costs will continue at present or increased levels for the remainder of the fiscal year ending February 28, 2001, assuming the availability of working capital.

Other income totaled $851 and consisted of interest earned on a note receivable and on funds raised in the Company's private placement offering and invested in interest bearing bank accounts and for the three months ended November 30, 2000. There was no interest earned in the same period of the prior year.

The Company reported a net loss of $201,773 for the three months ended November 30, 2000 compared to net income of $65,706 for the three months ended November 30, 1999. In the 1999 period the Company recorded one time extraordinary income from a gain on the extinguishment of debt in the amount of $171,130.

Nine months ended November 30, 2000 compared with nine months ended November 30, 1999

During the nine months ended November 30, 2000 the Company recorded revenues of $281,998, an increase of $231,058 over the same period in the previous year. The increase in revenues is attributed primarily to web- site hosting and web-site design fees generated from the implementation of management's new business plan. Gross profits on services sold increased $171,199 over the same nine month period in the prior year to $191,238 . Selling, general and administrative expenses were $799,732 for the nine month period ended November 30, 2000, compared to $775,460 for the same period in the previous year. Depreciation and amortization totaled $3,643 for the same period compared to $1,326 in the prior year. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses increased over the same period in 1999 and relate to the development and implementation of the Company's new business plan.

The Company incurred losses from operations of $612,137 and $756,747 for the nine months ended November 30, 2000 and 1999, respectively. The decrease in loss from operations is due primarily to the significant increase in revenues over the same period in the prior year offset in part by a slight increase in management and consulting fees, investor relations and other expenses relating to the development and implementation of the Company's new business plan. The Company anticipates that its investment in the implementation of its ongoing business plan and other operating costs will continue at present or increased levels for the remainder of the fiscal year ending February 28, 2001, assuming the availability of working capital.

Other income totaled $7,220 and consisted of interest earned on a note receivable and on funds raised in the Company's private placement offering and invested in interest bearing bank accounts and for the nine months ended November 30, 2000. There was no interest earned in the same period of the prior year.

The Company reported a net income of $1,854,288 for the nine months ended November 30, 2000 compared to a net loss of $585,617 for the nine months ended November 30, 1999. In the 2000 period the Company recorded one time extraordinary income from a gain on the extinguishment of debt represented by liabilities of the Company's subsidiaries discharged by the Bankruptcy Court on July 28, 2000 in the amount of $2,459,205.

Liquidity

The Company had negative working capital of $73,478 at November 30, 2000 compared to negative working capital of $2,423,197 at February 28, 2000. The Company's cash decreased from $88,571 at the fiscal year end of February 28, 2000, to $12,211 at November 30, 2000. Total current assets decreased by $44,781 to $65,919 from the fiscal year end of February 28, 2000, to November 30, 2000. Current liabilities decreased from $2,533,897 to $139,397 in the same period. The decrease in current liabilities and increase in working capital is attributable primarily to the extinguishment of debt represented by liabilities of the Company's subsidiaries discharged by the Bankruptcy Court on July 28, 2000 in the amount of $2,459,205. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,205, related to the discharge of debt under the bankruptcy proceedings.

At February 28, 2000 the Company had liabilities of $2,459,205, which were associated with discontinued operations and the bankruptcy proceedings.

In December 2000, the Company issued 4,500,000 shares of common stock restricted under Rule 144 to Fairway Capital Partners, LTD ("Fairway") in consideration for the following items:

  Payment of management fees due through December 2000            $    55,000
  Payment of a promissory note payable to Fairway                      25,000
  Cash received in January 2001                                        45,000
  Provide cash for certain designated legal and consulting
    fees not yet incurred                                              75,000
                                                                   ----------
                    Total consideration to be received            $   195,000
                                                                   ===========


Additionally,  Fairway agreed to reduce the monthly  management fee described in
Note 9 to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, payments under the contract are to be deferred April 30, 2001.

In December 2000, the Company issued 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services to be provided to the Company by an unrelated consultant. Additionally, the Company issued 65,000 shares of common stock restricted under Rule 144 to another unrelated consultant in payment for professional services provided from October through December 2000.

The Company will record expenses for consulting and professional fees totaling $84,985 relating to the shares issued.

On November 27, 2000, the Company obtained $25,000 from Fairway under a promissory note payable on February 27, 2001, with interest at the rate of 10 percent per annum. The note is secured by a pledge to issue 50,000 shares of the Company's common stock in the event of default. Subsequent to November 30, 2000, the Company issued 4,500,000 shares of it's common stock to Fairway in exchange

Other income totaled $7,220 and consisted of interest earned on a note receivable and on funds raised in the Other income totaled $7,220 and consisted of interest earned on a note receivable and on funds raised in the accrued management fees, a commitment to pay certain legal and consulting fees and the payment of this note payable.

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

Future aggregate minimum obligations under the operating lease are as follows:

         Years ending February 28,
         -------------------------
                  2001                                    $   3,000
                  2002                                       20,000
                  2003                                       24,000
                  2004                                       14,000
                                                           --------
                          Total                           $  61,000
                                                           --------
On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steve Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $3,193 and $7,956 during the three and nine month periods ended November 30, 2000, respectively.

In March 1999, Randall L. Roberts and Gary S. Winterton were appointed to the Board of Directors of the Company. As Directors compensation they were each granted options to acquire 10,000 shares of the Company's restricted common stock at a price of $0.40 per share. In addition, on July 23, 1999 Mr. Winterton was granted an option to acquire 100,000 shares of the Company's restricted common stock at a price of $0.40 per share and a third option to acquire 50,000 shares at a price of $0.75 per share. The directors options expire five years from date granted. Shares underlying the options granted Mr. Winterton will be included in a registration statement upon the demand of the holder. To date no such demand has been received by the Company.

In August 1999, the Company entered into a consulting agreement with Fairway Capital Partners, LLC. ("Fairway"), to provide non-exclusive management, consulting and financial services, including advise on corporate acquisitions and related matters. Terms of the agreement require the Company to pay Fairway $5,000 per month for the first three months of the agreement, $10,000 per month for the next three months, and $15,000 for each month after that. All such payments were paid in full as of February 28, 2000. The agreement expires on August 1, 2002. Subsequent to entering into the consulting agreement Fairway became a related party through the acquisition of 4,200,000 shares of the Company's common stock.

In February 2000, the Company and Fairway agreed to modify the agreement for payments due after March 1, 2000. Under the modified agreement Fairway is granted the option to reduce the monthly cash payment due them to $7,500 and to receive an additional $7,500 worth of the Company's "unregistered" and "restricted" common stock priced at the average closing market price per share over the last five trading days of the previous month. The option is effective for each month individually for the remaining term of the agreement. Fairway exercised the option for the four months from February through June 2000, and were issued 20,126 shares in lieu of $37,500 in cash payments otherwise due.

Additionally, in December 2000, Fairway agreed to reduce the monthly management fee to $5,000 effective January 1, 2001, for the remaining term of the agreement and to defer payments under the contract to April 30, 2001.

In July 2000, the Board of Directors of the Company authorized the retirement and return to the Company's pool of authorized but unissued shares 1,020 shares held in it's treasury. The cost of the treasury shares was $3,186 and has been charged to capital.

During the nine months ended November 30, 2000, the Company issued 991,876 shares of its common stock as follows:

  SHARES ISSUED FOR CASH

In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The offering was closed in February 2000. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued for resale under the offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. The Company received a total of $652,000 under the offering and issued 1,630,000 shares of common stock and warrants to purchase an additional 1,630,000 shares of common stock. The Company has now closed the offering.

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

In March 1999, the Company issued 1,148,000 shares of common stock restricted under Rule 144 to several individuals in exchange for services provided to the Company. Included in the total were 975,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who was Counsel to the Company for securities matters. The remaining 123,000 shares were issued to unrelated parties. The Company recorded management, legal and professional fees totaling $287,000 relating to the shares issued.

Common Stock Options
--------------------

In October and November of 2000, the Company granted 65,000 options to purchase the Company's common stock to two unrelated consultants at exercise prices of $0.50 per share for 50,000 options and $0.40 for 15,000 options. All the options granted vested immediately and expire 3 years from date of grant. The weighted average fair value of the options granted was $0.20 and $0.12 per share respectively using the Black Scholes pricing model. The Company recorded consulting fees related to the options issued totaling $11,800 in the three and nine month periods ended November 30, 2000.

In October and November of 2000, the Company granted 30,000 options to purchase the Company's common stock to two employees at an exercise price of $0.40 per share. All the options granted vested immediately and expire 5 years from date of grant.

In July of 2000, the Company granted 50,000 options to purchase the Company's common stock to an unrelated consultant at an exercise price of $1.25 per share. All the options granted vested immediately and expire 5 years from date of grant. The weighted average fair value of the options granted was $0.72 per share using the Black Scholes pricing model. The Company recorded professional fees related to the options issued totaling $36,000 in the nine month period ended November 30, 2000.

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

The weighted average fair value of the options granted to employees during the three months ended November 30, 2000, was $0.20 per share using the Black Scholes pricing model. The weighted average fair value of the options granted to Directors and employees during the three months ended May 31, 2000, was $1.03 per share using the Black Scholes pricing model. Had compensation expense of these options been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss before extraordinary item would have been $702,487 or $0.07 per share for the nine months ending November 30, 2000. There were no options exercised in the nine months ending November 30, 2000 and 1999, respectively, however, the 15,000 options granted a consultant in May 2000, were not accepted and therefore not issued. As of November 30, 2000, the Company had a total of 454,000 non-qualified options outstanding.

  Common Stock Warrants
  ---------------------

The Company granted warrants to purchase 900,000 and 285,000 shares in the nine months ended November 30, 2000 and 1999, respectively, in connection with the issuance of the same number of shares of common stock in each nine month period under the Company's private placement offering (see Note 7).

As of November 30, 2000, the Company had a total of 1,640,000 warrants outstanding.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the nine month period ended November 30, 2000.

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

              WORLD INTERNETWORKS, INC.


       Date: 1/18/01             /s/Steven K. Hansen
       -------------------       --------------------------------------------
                                    Steven K. Hansen, Chief Executive Officer
                                    and Director

       Date: 1/18/01             /s/Gary S. Winterton
       -------------------       -----------------------------

       Date: 1/18/01             /s/Randal L. Roberts
      ----------------          ------------------------------
                                    Randal L. Roberts, Director