Form 10KSB
period 2001-02-28
WORLD INTERNETWORKS INC
filed 2001-06-13
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: February 28, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

       Commission file number _____033-05844-NY___________________________

                            WORLD INTERNETWORKS, INC.
                 (Name of small business issuer in its charter)


         Nevada                                          87-0443026
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


625 Cochran Street, Simi Valley, California                   93065
-------------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number     (805) 582-3600


Securities registered under Section 12(b) of the Exchange Act:          None


Title of each class                  Name of each exchange on which registered
       N/A                                       N/A


Securities registered under Section 12(g) of the Exchange Act:           None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $363,088

The aggregate market value of the common stock of the issuer held by non-affiliates as of June 5, 2001, based upon a closing bid price of $0.17 per share on such date, was approximately $1,630,990.

The number of shares outstanding of the issuer's common stock as of June 5, 2001 was 15,509,956 shares.

Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

                                     Part I

Item 1.  Description of Business.

Organization and History

         World Internetworks is a Nevada corporation. It was incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. for the purpose of engaging in any lawful activity or business. We did not conduct any business operations until August 27, 1996, when our stockholders approved an agreement under which the stockholders of Wealth International, Inc., a Utah corporation (Wealth Utah), obtained a controlling interest in Impressive Ventures. This transaction was treated as an acquisition of Impressive Ventures by Wealth Utah, and as a recapitalization of Wealth Utah. Under the agreement, the stockholders of Wealth Utah exchanged all of their shares in Wealth Utah for 2,752,245 common shares of Impressive Ventures, after the effects of a 1-for-250 reverse stock split, a 4-for-1 forward stock split and a 1-for-4 reverse stock split.

         After the transaction was completed, Impressive Ventures changed its name to Wealth International, Inc. and the operating subsidiary, Wealth Utah, subsequently changed its name to World Internet Marketplace, Inc. In January 1998, we changed our name to World Internetworks, Inc. in order to more accurately reflect the nature of our business. We formed Global Wholesale Exchange, Inc. and Global Media Group, Inc., both Utah corporations, in June 1996 as additional operating subsidiaries.

Nature of Operations

         Until 1999, we had three wholly-owned subsidiaries: (i) World Internet Marketplace, Inc., a Utah corporation, which was engaged in marketing and distributing products and services relating to internet commerce; (ii) Global Wholesale Exchange, Inc., a Utah corporation, which commenced operations in June, 1998, providing wholesale goods to consumers via internet and fax notification; and (iii) Global Media Group, Inc., a Utah corporation doing business as the "Institute for Financial Independence", which commenced operations in June, 1998, and performed seminars that sold the other subsidiaries' products. Our business operations were unsuccessful and our subsidiaries ceased operations in October 1998. In 1999, each of the three subsidiaries filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court of the District of Utah. On July 28, 2000 the bankruptcy court ordered all three cases closed and discharged the bankruptcy trustee. Additionally, the Utah Department of Commerce dissolved each subsidiary. Consequently, we re-entered the development stage.

         As part of our efforts to create a new business plan, in November 1998, former management entered into agreements with Steven K. Hansen and Dwain Brannon. Under these agreements, Messrs. Hansen and Brannon were retained to use their best efforts to assist in identifying and retaining a new management team and developing a corporate restructuring plan.

         In February 1999, our new directors and executive officers were appointed and we began to proceed with our new business plan that included the following:

o provide web site design and build software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide;

o establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it;

o use the "affiliate method" to encourage members to recruit other members. Under this method, each member will be paid for each new member registered, down two membership levels;

o create strategic alliances with companies such that our members will be able to offer these companies' products on member web sites and receive a commission ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company;

o provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet;

o through our relationship with Alta Vista, one of the top search engines in the country, provide our members with unlimited internet access;

o increase market awareness of our service through search engine placement. We are already rated in the top 10 on Alta Vista and Google and expect to rate highly on America Online and Yahoo! in the near future.

         These business operations were also unsuccessful. As a result, effective March 22, 2001, World Internetworks acquired all of the outstanding stock of GT Data Corporation and GT Data became a wholly owned subsidiary of World Internetworks. Pursuant to the Agreement and Plan of Reorganization and Merger, the shareholders of GT Data received, in exchange for all of their shares of GT Data, 7,688,403 shares of the common stock of World Internetworks, after a 2-for-1 reverse stock split.

         Subsequent to the merger, effective on April 30, 2001, World Internetworks sold all of the assets of its pre-existing Internet business. See "Business - Fiscal Year 2000" for a description of the pre-existing Internet business. We will now focus our efforts on our newly acquired data storage business. See "Business - Current." Additionally, as part of the GT Data merger, the current management and directors of World Internetworks resigned. A new management team and board of directors has been put in place to run the new operations of the company.

Business - Fiscal Year 2000

         The following discussion of our business during fiscal year 2000 is provided for the purposes of full disclosure. As noted above, we sold the assets related to our Internet business on April 30, 2001, and we are now completely focused on our newly acquired data storage business. As a result, the following information until "Business - Current" is historical, and no longer applicable to current operations.

Principal Products and Services

         World Internetworks is a full-service Internet services provider. Our principal business is to provide web site design, hosting and access to our "Main Street Plaza" shopping mall for small and home-based businesses that want to take advantage of the recent trend toward e-commerce. For a monthly membership fee of $39.95, our members have access to our web design software, which allows even non-computer experts to quickly and easily build their own web sites. Using our software, the typical user can have a fully functional web site in a few hours without having to learn any programming language. Our web site features include:

o        50 megabytes of web space;

o        Internet access through Alta Vista Company's Micro Portal;

o        Personal CGI and log directories;

o        Microsoft front page extensions;

o        Unlimited free e-mail;

o        Domain name hosting at no extra monthly cost; and

o        Discount web master services to help with web site development.

         In addition to our web site hosting services, our monthly membership fee gives our members access to our Main Street Plaza online shopping mall. The Main Street Plaza, which became fully operational in October, 1999, currently consists of approximately 340 merchants that collectively sell approximately 2 million products. We believe that the aggregation of many large and small retailers' web sites into one large online "mall" provides much greater visibility to our members, whose web sites may never receive enough "hits" to justify the sites' existence if they stood on their own.

         On October 20, 1999, we entered into a FreeAccess Software License Agreement with Alta Vista Company. Under the Agreement, Alta Vista licensed to us the rights to use, distribute, market and sublicense its FreeAccess Internet access software. We also have the right to use Alta Vista's marks in connection with the marketing and distribution of FreeAccess. The license is non-exclusive and non-transferable.

Distribution Methods of the Products or Services

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

         Our web site has been designed to achieve maximum exposure to search engine protocols. In March, 2000, our server received an average of approximately 18,000 hits per day. As our advertising takes effect and we obtain favorable listings on search engines, we expect these figures to grow significantly.

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

         In order to exploit the advantages of the affiliate method, we have become a member of the affiliate network established by LinkShare Corporation of New York City. LinkShare manages the world's largest affiliate network, which includes tens of thousands of affiliate sites and over 350 leading merchants. As a result of this arrangement, each of our members will be eligible for commissions on all sales by member retailers that originate from the first member's site. Most retail affiliate relationships do not rely on written agreements between the parties, but are established through the commission-paying retailer's web site.

Competitive Business Conditions

         The market for Internet services is intensely competitive, rapidly evolving and subject to rapid technological change. World Internetworks expects competition to persist, intensify and increase in the future. Most of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than we do and could decide at any time to increase their resource commitments to our target market. In order to remain competitive, we may from time to time make certain pricing, service technology or marketing decisions and we can not assure you that these decisions will lead to success. Competition of the type described above could materially adversely affect our business, results of operations, financial condition and prospects.

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

Dependence on One or a Few Major Customers

         World Internetworks does not depend on one or a few major customers. We currently have a membership base of approximately 600 users. Virtually any small business that is interested in economically entering the world of e-commerce is a potential customer.

         Our inter-retailer affiliate marketing program is dependent on our relationships with LinkShare and Commission Junction, both of which are affiliate managers. If these relationships were to end for any reason, our members would not be eligible for the commissions' payable under these programs. Because the programs are an attractive part of our business plan, we may lose some members and potential members who were drawn to us primarily due to those programs. If enough potential members make this decision, our operating results could suffer significantly.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

         The names Wiworks.com, Main Street.com and Wimall.com are registered domain names of World Internetworks with Internic.

Need for any Governmental Approval of Principal Products or Services

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

Research and Development

         World Internetworks has engaged the services of four computer engineers, two of whom are employees and two of whom work on an independent contractor basis. These engineers perform technical tasks such as designing our Main Street Plaza web site and adding merchants to the site. The two independent contractor engineers are paid by the hour based on invoices submitted to World Internetworks for payment. Other than these tasks, we do not expect that research and development will be a significant part of our operations.

Costs and Effects of Compliance with Environmental Laws

         Management does not believe that compliance with environmental laws will require a significant portion of our resources.

Number of Employees

          We have six full-time employees. We have also engaged the services of two independent contractor computer engineers to assist with technical aspects of our operations, as discussed above under the heading "Research and Development."

Business - Current

Overview

         Our core business goal is to become a high-end data storage solutions company that develops, manufactures and sells advanced tape drives. In addition, we will continue to operate our current complimentary business that offers repair, remarketing and logistics solutions to the data storage market, including mass storage for original equipment manufacturers and integrators.

         We believe that our tape drives will deliver high capacity, increased reliability and reduced costs to our potential customers. Our core business model is focused upon two segments of the computer storage industry: (i) the high-range tape drive market for large libraries; and (ii) the mid-range tape drive market for use in tape autoloaders and automated tape library systems. There are currently two formats that dominate the tape library segment. These formats are the eight millimeter (8MM) and the digital linear tape. We believe the digital linear tape is the standard in the mid-range market and we intend to make it our primary focus in that market.

         We are still in the process of attempting to obtain the technology and capacity to achieve our goal of becoming a high-end data storage solutions company and there is no assurance that we will do so. We do not yet have any tape drives in late - stage development or production. In the interim and after such technology and capacity is acquired, we intend to continue operating our repair, remarketing and logistics solutions business.

Proposed Products and Product Development

         As a result of rapidly changing industry standards and customer requirements, we intend to conduct extensive research and development efforts before commencing product development. We will focus on areas of product development that we believe can do the following for our proposed tape drives:

o        Improve reliability;

o        Increase data capacity;

o        Reduce part count or size;

o        Alter parts or materials advantageously;

o        Extend its life; and

o        Increase its speed.

We believe that by focusing on these areas, we can create competitive advantages for our proposed products. These competitive advantages could result in greater revenue, greater market share, lower costs and higher gross profit margins.

         We recently acquired an option to enter into a license agreement with Mountain Engineering II, Inc. to design and develop the first series of a Starlite tape drives, which are IBM 3590 compatible tape drives. As part of this agreement, we will have an exclusive, non-restrictive and perpetual worldwide license to manufacture, brand and sell the Starlite tape drive. The license would also extend to 3590E compatible tape drives and all tape drives that use the IBM 3590 cartridge. The Starlite tape drive is a low-cost, high-performance tape drive for the high-end tape drive market. If we exercise our option to acquire the license, we anticipate manufacturing the Starlite tape drive at our repair and services subsidiary, TSLi. In order to exercise the option to secure our exclusive license, we must provide Mountain Engineering II with various development funding. We do not currently have this funding to deliver to Mountain Engineering II. Although we are attempting to raise funding from various sources, there can be no assurance that we will do so. Even in the event that we are able to raise the necessary funding, there is no assurance that Mountain Engineering II will successfully develop reliable and marketable Starlite drives.

Data Storage and Repair Service

         Through our wholly owned subsidiary TSLi, we offer warranty, repair, sales, logistics and new build services to users of magnetic disk, optical disk, hard disk and magnetic tape. We also offer full service and support capabilities for other mass storage categories, including hard drives, CD ROMs and floppy drives.

         We believe that we differentiate ourselves as a leading edge mass storage service provider through our strategic partnerships and contracts with mass storage OEMs. By combining our in-house engineering talent with proprietary support from these OEMs, we are positioned to support a wide variety of mass storage products, as well as services. This OEM support includes proprietary test equipment, parts inventory, complete unit buffer stock, schematics and OEM-authorized warranty support. Our relationships with the OEMs allows us to mirror their manufacturing and service processes, which we believe is a key advantage. In those instances where we do not have a direct OEM relationship, we utilize extensive manufacturing and service background to mirror specific processes.

         We believe our service and repair subsidiary affords us several important benefits. As a leading-edge repair and service organization catering to the tape drive market, our services technology suppliers are also potential purchasers of our future tape drive products. We also anticipate capitalizing on this customer base in marketing our tape drive products. Additionally, the nature of the service and repair business provides us with first-hand knowledge of the specific areas in which our competitors' tape drives experience chronic problems. We can use and incorporate this knowledge in the development of our own tape drives. Finally, we will be able to offer our warranty and repair products and services to the buyers of our tape drives.

Prospective and Existing Customers

         We anticipate that our tape drive sales will allow us to draw prospective customers from the following pools:

o        Tape library and computer manufacturer companies;

o        Existing service and repair customers; and

o        Existing engineering consulting customers.

         Our existing customer base for drive service and repair includes many of the major OEMs, many of which may be prospective target customers for our drive sales. Additionally, our engineering consulting practice also provides us with several drive sales or repair prospects. This partner base includes contracts or current business with several major value-added resellers and integrators.

Sales and Marketing

         Drive Sales
         -----------

         The primary focus of our drive sales marketing will be to brand our name. Our position will focus on the quality of the product, and the quality of the service and value. We anticipate that we will brand our products and name through strong public relations with the trade press. We will provide industry experts with an evaluation unit so that tests can be conducted and the results reported in technical articles.

          We believe that early adopting by key OEMs will be one of the major keys to our success. For this reason, major automation and PC server accounts will be contacted early in the sales cycles. We plan to work closely with a customer's evaluation team to attempt to ensure that all of their requirements are met when the product is ready for production. This service function will be a major component of our value proposition.

         We also anticipate publishing a product and capabilities document that we will provide to potential customers to demonstrate how we differentiate ourselves and our products from the competition. To support out direct marketing efforts, we will employ some broadcast marketing. We also anticipate the use of trade magazines and direct mail to support our sales and awareness efforts.

         The above sales and marketing strategy is preliminary, and its implementation and success is dependent upon a number of contingencies. While we have not yet begun our sales and marketing efforts, we anticipate doing so as soon as hiring, development, funding and market conditions allow.

         Repair and Service Sales
         ------------------------

         Our goal has been to build OEM strategic partnerships and to leverage these partnerships to build volume business with the major integrators. The volume integrators require their service providers to support a wide variety of brands and models. We believe that we offer this service.

         Our wholly owned subsidiary, TSLi, also maintains a web-site for our customers. Our web-site allows customers to track purchase orders and return merchandise authorizations. We intend to continue to develop our Internet tools to fully support our customer's requirements.

         We devote minimal direct resources to marketing our service and repair business. We utilize our OEM base to market our services and products to key integrators. We also advertise our services in trade magazines and participate in industry trade shows.

Competitive Business Conditions

         We anticipate that we will compete with companies offering data storage drives for the medium to very high-end libraries, including those offering digital linear tape drives, as well as other high-end products. Many of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities and greater access to customers than us. In addition, as the data storage market continues to expand, we expect competition to increase and to see new entrants into the market.

Research and Development

         We anticipate spending, and we will need to spend, a significant amount of money on the initial design and development of our tape drive products. We have retained an investment banking firm to assist us in fund-raising. There is no assurance that we will be successful in raising a sufficient amount of money to meet our design and development requirements or that we will bring our proposed tape drives to market.

Recent Developments

         In April 2001, we sold our pre-existing Internet business to a former director and officer of World Internetworks.

         We recently entered into a non-binding Confidential and Proprietary Letter of Intent with Trace Affex, Inc., whereby Trace Affex will be merged with or will become a wholly owned subsidiary of World Internetworks, Inc. World Internetworks and Trace Affex have agreed to enter into good faith negotiations towards reaching a definitive merger agreement, subject to the terms and conditions set forth in the non-binding Letter of Intent. The transaction is also subject to due diligence and shareholder approval. The non-binding Letter of Intent expired on June 2, 2001. World Internetworks and Trace Affex entered into an agreement to extend the non-binding Letter of Intent through July 20, 2001.

         Trace  Affex is a provider  of  duplication,  automation  and  printing solutions for the rapidly evolving CD-R and DVD-R recording markets. Additionally, through its recent acquisition of certain assets of Cygnet Storage Solutions, Inc., Trace Affex now offers small-, medium- and high-capacity DVD/CD systems for archival, storage, data distribution and digital asset management. The acquired Cygnet products provide resellers and system integrators with a single source for off-line, near-line and on-line network storage applications.

         By acquiring Trace Affex, we would be able to immediately expand our data storage offerings and enter the related CD-R and DVD-R recording markets. We believe that this acquisition would also bring a broader customer base to our current and future business operations.

         Though we have entered into a non-binding Letter of Intent with Trace Affex and are diligently pursuing finalizing the terms of the acquisition, there can be no assurance that this acquisition will take place. If it does take place, it will significantly increase our need for both short - term and long - term funding to allow for the stabilization and growth of the integrated companies.

FACTORS THAT MAY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition.

We are a development stage company.

         In addition to maintaining our current service business, our goal is to become a high-end data storage solutions company that develops, manufactures and sells advanced tape drives. We are still in the process of obtaining the necessary funding, technology and capacity to achieve this goal and there is no assurance that we will do so at all or on commercially reasonable terms. Development and manufacturing of our tape drives is not complete and so we have no tape drive sales to date. Operating revenues of development-stage companies are often insufficient to cover expenses for extended periods of time, especially during a time of significant corporate expansion such as we plan to commence. As a result, if we are unable to meet our expenses, our business would be adversely affected.

We may have difficulty obtaining the funding we need to operate and grow our business in the future.

         We currently have limited operating capital and cash resources. As a result, we require substantial funding to meet the expenses of our anticipated business expansion in the data storage industry. Such funding will be used to complete product design and development; manufacture and bring our proposed products to market; take advantage of acquisition opportunities; stabilize and integrate acquisition targets; and meet additional working capital requirements. Our ability to raise funding may be severely limited due to our historical lack of successful operations, our limited assets and the limited public market for our common stock. Our ability to obtain additional funding will also be dependent upon the progress of our product design and development, and our operating results and financial condition. These factors may make the timing, amount, terms and conditions of additional financing unattractive or impracticable for us. If we are unable to raise more money, our growth could be impeded and our business could be seriously harmed.

We have an immediate need for additional capital to meet our business objectives.

         We anticipate that we will need to raise significant amounts of capital in the very short term to meet the objectives of our proposed business plan, as well as to fund and stabilize our existing business and proposed acquisition targets. Capital is required for development purposes, including the acquisition of technology necessary to build our proposed tape drives. Failure to raise this money will severely compromise, or render impossible, our business objectives. There is no assurance that we will be able to raise this capital or that it will be on terms that are favorable or acceptable to us.

We are dependent upon third parties to complete the development of technologies to be incorporated into our proposed products, license the technologies to us, and manufacture parts for us.

         We have engaged and intend to continue to engage third-party engineering and software development companies to complete the development of key technologies that we anticipate incorporating into our products. We can not assure you that we will enter into agreements with third parties at all or that we will be able to do so on commercially reasonable terms. Additionally, we do not control the efforts of these third parties and can not assure you that they will be able to satisfy our development timetables or technology specifications.

         In the event that a third-party supplier fails to meet our quality or delivery requirements, we may lose customer orders, which could adversely impact our business, financial condition and reputation. Additionally, if a third-party supplier was unwilling or unable to supply components, we would need to identify and qualify other acceptable suppliers. This process could take an extended period of time and there is no assurance that we could find another source, or that we would be able to satisfy production requirements on a timely basis or at a price acceptable to us.

Our acquisition strategy subjects us to risk.

         As part of our business strategy, we will seek to acquire additional data storage and related companies that offer complimentary products, technologies or services. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy can not be predicted. The success of our acquisition strategy will depend largely on our ability to identify suitable acquisition candidates and secure any necessary financing, without diverting management's attention from the operation of our business. Competition for acquisition targets could also result in increased acquisition prices and fewer businesses available for investment.

         These acquisitions may be accompanied by risks that are commonly encountered in an acquisition of a business, any of which could seriously harm our business, including:

o adverse effects on our reported operating results due to accounting charges associated with acquisitions;
o        failure of an acquired business to further our strategies;
o        failure of the acquired business to achieve expected results;
o        potential disputes with the sellers of acquired businesses;
o        failure to retain key clients or personnel of the acquired businesses;
o        increased expenses resulting from newly engaged personnel;
o        potential loss of key employees of the acquired company;
o        diversion of management's attention from other business concerns; or
o difficulties related to the integration of acquired businesses with our business.

         For all of the above reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could seriously harm our business.

Our auditor and the auditor of our wholly owned subsidiary, GT Data Corporation, expressed "going concern" opinions.

         The Independent Auditor's Report for World Internetworks, Inc.'s audited consolidated financial statements dated May 31, 2001 expresses "substantial doubt about [our] ability to continue as a going concern," due to our substantial losses from operations and our need to raise sufficient working capital.

         Additionally, the Independent Auditor's Report for GT Data Corporation's audited consolidated financial statements dated May 16, 2001 expresses "substantial doubt about [its] ability to continue as a going concern," due to its accumulated deficit, recurring losses from operations and lack of operational history.

Our wholly owned subsidiaries, GTData Corporation and TSLi, experienced losses in 1999 and 2000 and may continue to experience losses in the future.

         Our operating subsidiaries experienced net losses of $100,312 and $656,857 in fiscal years 1999 and 2000, respectively. We expect that our subsidiaries may continue to incur net losses through 2001 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our strategy of becoming a high-end data storage solutions provider. As a result, we will need to generate significant revenue to achieve profitability, which many not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

Our wholly owned subsidiary, TSLi, has a history of a bank default, and, as a result, we may have difficulty securing new bank financing in the future.

         Our  operating   subsidiary,   TSLi,   currently  maintains  a  banking
relationship with City National Bank, based in Los Angeles, California. Previously, TSLi was in technical default under its borrowings with City National and had entered into a forbearance letter with City National. TSLi is no longer in technical default, is current in its payments and the forbearance letter is no longer in place. However, TSLi's accounts receivables continue to secure the SBA loan with City National. City National's lien on TSLi's accounts receivables will not be released until City National is repaid in full under the SBA loan. As a result of the prior technical default and the lien on its accounts receivables, TSLi is experiencing, and may continue to experience in the future, difficulties in obtaining additional borrowings and lines of credits from other banks. If TSLi, or the company as a whole, is unable to secure additional bank borrowings and lines of credit, our business may be materially impacted.

TSLi, our subsidiary, relies on several principal customers.

         A significant portion of TSLi's revenues are generated by several service and maintenance customers. These same customers are also being targeted as prospective product customers for our drive products. If we are unable to retain and grow these customer accounts, our ability to execute upon our business plan will be severely compromised.

Undetected problems in our products could directly impair our financial results.

         Products as complex as ours may contain undetected errors or flaws when first introduced or as new versions are introduced. If flaws in the design, development or production of our products were to occur, we could incur revenue losses, diversion of development resources, substantial repair or replacement costs or suffer damage to our reputation. There can be no assurance that our efforts to monitor our products for flaws will be sufficient to permit us to avoid failure in our products or prevent damage to our reputation as a result of design flaws.

We may not be able to compete successfully because of the number and strength of our competitors and expected numerous market entrants.

         We anticipate that we will compete with companies offering data storage drives for the medium to very high-end libraries, including those offering digital linear tape drives, as well as other high-end products. If and when we bring our products to market, we will compete with many established companies in this industry sector. Many of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities and greater access to customers than us. Our competitors in these markets include Quantum, EMC, IBM and others. Most of these competitors benefit from greater name recognition and have substantially greater resources than we have. These companies, as well as other large, well-known computer and library companies, are continuously developing new products and enhancing existing products based on existing and new roadmaps. In addition, as the data storage market continues to expand, we expect competition to increase and to see new entrants into the market. Our failure to effectively compete in this industry would adversely affect our business. Additionally, our business may be materially impacted by the announcement or introduction of new products or the implementation of effective marketing strategies by our competitors.

If we fail to maintain and establish strategic relationships, we could lose access to sales opportunities.

         We plan to enter into and maintain strategic relationships that will provide us with sales opportunities, access to potential clients and access to technical knowledge. If we fail to establish and maintain strategic relationships with other companies, we could lose access to sales opportunities and the ability to undertake projects and service clients that require the cooperation or support of the other company. Further, because our products may compete with products and services offered by existing and potential strategic partners, such partners may elect not to continue or enter into new strategic relationships with us. If we lose existing strategic relationships or are unable to enter into new strategic relationships as needed, our business could be seriously harmed.

Our business may suffer if we cannot protect our intellectual property.

         We regard our trade secrets, proprietary information and other intellectual property as critical to our success. The unauthorized use of our intellectual property by third parties might damage our competitive position. It may be possible for third parties to obtain and use our intellectual property without our authorization, since existing trade secret, trademark and copyright laws afford us only limited protection. Policing unauthorized use of our technologies and other intellectual property is difficult. To date, we have not filed for patent, copyright or trademark protection of our products in any jurisdiction. We currently have a trademark application pending with the United States Patent and Trademark Office for "GTData," although we have not yet secured the rights to the "GTData" domain name.

         In the future, we may receive notices from third parties claiming infringement by our products of third-party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in significant costs, divert management's attention and resources and cause us to incur significant expenses. In the event there is a temporary or permanent injunction entered or a third party establishes a successful claim of infringement against us, our business, results of operations or financial condition could be materially adversely impacted. If such claims are asserted against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that a license would be available on commercially reasonable terms or at all.

We may be unable to keep pace with rapid industry changes.

         The   markets  in  which  we  compete   are   characterized   by  rapid
technological change, frequent new product introductions and evolving industry standards. Customer preferences are difficult to predict and there is no assurance that our products will receive customer acceptance.

         Risks associated with the development of new products include delays in development and the modification of designs. If we fail to keep pace with the rapid industry changes or to effectively manage the introduction of new products, our business and reputation could be adversely impacted.

We may be unable to retain our senior management and other key personnel.

         Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. We do not maintain key-person life insurance on senior management or any of our key personnel. If we lose the services of any of these individuals, including but not limited to Robert Genesi and Robert Mullaney, our ability to effectively deliver services to our clients and manage our business effectively could be materially impaired.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

         We may not be able to successfully attract or retain highly skilled employees. We have not yet hired several key members of our anticipated management team, which we believe is a necessary requirement for our business success. In addition, our inability to hire or retain highly qualified individuals may impede our ability to design, develop, test and introduce our products, which in turn may adversely affect our business. The computer and data storage industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in software development and other computer-related fields is highly competitive. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Additionally, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute our earnings per share. If we are unable to hire or retain qualified employees, our business would be adversely impacted.

Our stock price is volatile and there is a limited market for our shares.

         The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

o our success, or lack of success, in developing and marketing our products and services;
o        the   announcement  of  new  products,   services,   or   technological
         innovations by us or our competitors;
o        quarterly fluctuations of our operating results;
o        changes in revenue or earning  estimates by the  investment  community;
         and
o        competition.

         In addition, broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our common stock in any market that develops. Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. Additionally, there is a limited market for our common stock on the Over The Counter Bulletin Board and we cannot assure you that such a market will continue to develop or be maintained.

Our operating results may vary from quarter to quarter as a result of a variety of factors beyond our control.

         Our revenues and operating results are subject to significant variation from quarter-to-quarter as a result of a number of factors, including the mix, size and timing of client engagements commenced and completed during a quarter and the timing of capital expenditures. A high percentage of the expenses relating to our business are relatively fixed, and as a result, a variation in the number of engagements or the timing of the initiation or the completion of such engagements, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter-to-quarter and could result in losses or deferrals of revenues. Additionally, the demand for our services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the purchase of our products and services. We are unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could seriously harm our business.

You should not expect the payment of dividends by us.

         We do not expect to pay dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings. Investors who will need cash dividends from their investment should not purchase our common stock.

You may experience significant dilution.

         We anticipate that we will need to raise significant capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our acquisition strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

We are controlled by a limited number of persons.

         A limited number of persons and their affiliates, including current and past management, own over 40% of our outstanding voting stock. Accordingly, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholder's investments.

Item 2.  Description of Property.

         World Internetworks does not currently own any real property. Through our wholly owned subsidiary, GTData Corporation, we lease 50,000 square feet in Simi Valley, California, at approximately $28,000 per month. GTData maintains its headquarters at this location and our service and repair division, TSLi, also operates from this location. The Simi Valley facility is under a non-cancelable operating lease that expires in January 2002, and as a result, we will need to renew this lease or find alternative space. While we believe that we will be able to renew this lease or find alternative space, there is no assurance that we can do so.

Item 3.  Legal Proceedings.

         We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended February 28, 2001, either through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol WINS. There is presently no established trading market for our common stock. The following table reflects the high and low closing bid information for our common stock as quoted on the OTC Bulletin Board for our last two fiscal years ended February 29, 2000 and February 28, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended                     High Bid              Low Bid
         -------------                     --------              -------

         May 31, 1999                      $ 2.3125             $0.96875

         August 31, 1999                   $  1.625             $   0.50

         November 30, 1999                 $0.96875             $   0.50

         February 29, 2000                 $   3.25             $ 0.5625

         May 31, 2000                      $ 3.3125             $   1.25

         August 31, 2000                   $  2.125             $0.34375

         November 30, 2000                 $ 0.6875             $ 0.1875

         February 28, 2001                 $   0.27             $0.15625

         As of June 5, 2001, we had approximately 548 stockholders of record. This figure does not include beneficial owners or common stock held in nominee or street name, as we can not accurately estimate the number of these beneficial owners.

Dividends

         We have not declared or paid any cash dividends with respect to our common stock, and we do not intend to declare or pay any cash dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This report on form 10-KSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors affecting future operating results" and under the section entitled "certain factors expected to impact operating results."

Overview

         Until October 1998, we operated three  wholly-owned  subsidiaries:  (i)
World Internet Marketplace, Inc. ("WIM"), was engaged in marketing and distributing products and services relating to internet commerce; (ii) Global Wholesale Exchange, Inc. ("GWE"), provided wholesale goods to consumers via internet and fax notification; (iii) Global Media Group, Inc. (GMG"), doing business as the "Institute for Financial Independence" organized and sponsored sales seminars that sold WIM and GWE products.

         Business operations were not successful and in October 1998 the operations of all three of our subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in U. S. Bankruptcy Court for the District of Utah (the Court) and, also in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. Consequently, we re-entered the development stage.

         Our revenues prior to discontinuing the operations of the three subsidiaries and re-entering into the development stage were derived primarily from two categories of products and services: (i) personal and commercial web site development and maintenance along with related internet training; and (ii) merchandise on our virtual "mall" or "department store". Orders for merchandise on our virtual "mall" were generally fulfilled by shipment direct from manufacturer or wholesaler to the customer.

         In February 1999 we began to restructure our business and operating plan toward the following: (i) providing web site design and engineering services to build software that will allow small business and home-based entrepreneurs to establish an internet presence at a lower price than our competitors can provide; (ii) establish an internet training and technical support program that will help our members understand the internet and learn how to profit from it; (iii) create strategic alliances with companies such that our members will be able to offer these companies' products on member web sites and receive commissions ranging from approximately 4% to 10% on each sale, depending on the terms and conditions for each company; (iv) provide our members with access to our "Main Street Plaza" online shopping mall, which will allow them to sell their own products over the internet; (v) provide our members with unlimited internet access through our relationship with Alta Vista, one of the top research engines in the country. We expect we will generate revenue under this business plan from monthly web site hosting fees, web site design and engineering fees, resale of domain names, merchant account set up and monthly gateway fees, web site search site marketing fees and commissions on retail products sold through our Main Street Plaza mall.

         We resumed operations in March 1999 with a new management team and a number of strategic alliances in place for the purpose of providing state of the art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses. Revenues generated in the fiscal year ended February 28, 2001 under this new plan totaled $363,088, primarily from web site hosting and web site design & engineering fees.

         These business operations were also unsuccessful and, as a result, on March 12, 2001, the Board of Directors approved an Agreement and Plan of reorganization and Merger (Merger) by the Company with GTD Acquisition, Inc. (Newco) and GTData Corporation (GTD), both Delaware corporations. The Merger became effective March 22, 2001. Pursuant to the Merger, the shareholders of GTD received, in exchange for all of their shares of GTD, 7,688,403 shares of the common stock of World Internetworks, after a 2-for-1 reverse stock split.

         Additionally, effective April 30, 2001, the Company agreed to sell substantially all the assets, trade accounts, operations and most of the liabilities of the Internet web site hosting and design operation, (the pre Merger operations of World Internetworks, Inc.) to Wiworks, Inc., a corporation owned by Steven K. Hansen, former President, CEO and Director of the Company. The Purchase Agreement transfers the assets and operations of the Internet related business to Wiworks in exchange for 10,000 shares of the Company's common stock owned by Mr. Hansen and the assumption of $125,025 in liabilities of the Company related to the Internet operation.

         From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and various other matters. Such forward-looking statements reflect current views of management relating to future events and financial performance. The Private securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order that any of our forward-looking statements fall within such safe harbor, we note that certain risks and uncertainties could cause actual results to differ substantially from anticipated results. Such risks and uncertainties include, without limitation, the performance of our independent distributors, the uncertain future of Internet and E-Commerce, capacity constraints on our computer network and related risks of system failure, and existing and potential governmental regulation affecting the Internet and the network marketing industry.

Results of Operations

Year ended February 28, 2001 compared with year ended February 29, 2000

         We recorded revenues for the year ended February 28, 2001 of $363,088, an increase of $280,413 over revenues of $82,675 for the year ended February 29, 2000. The increase was attributable to continuing implementation of the Company's business and marketing plan. Related costs of products and services sold totaled $101,796 for the year ended February 28, 2001 compared to $44,616 in the prior year. The increase of $57,180 is attributable to the increase in sales volume year to year.

         Selling, general and administrative expenses totaled $1,339,752 for the year ended February 28, 2001 compared to $885,133 for the year ended February 29, 2000, an increase of $454,619. The increase is attributable to increased business activity, a larger employee force and additional costs of raising capital. Depreciation and amortization totaled $5,411 for the current year compared to $1,858 for the prior year due to the acquisition of additional office and computer equipment. Management and consulting fees, salaries, investor relations and other professional fees included in selling, general and administrative expenses relate to the development and implementation of the Company`s ongoing business plan.

         We incurred losses from operations of $1,083,871 for the year ended February 28, 2001 compared to a loss of $848,932 for the prior year, an increase in operating losses of $234,939. The loss from operations is due primarily to management and consulting fees, salaries, investor relations and other professional fees relating to the development and implementation of the Company`s business plan. The Company anticipates that its investment in the development and implementation of it`s ongoing business plan will continue but at reduced levels, and that selling and general operating costs will increase for the fiscal year ending February 28, 2002, assuming the availability of working capital.

         We reported a net income of $1,382,554 for the year ended February 28, 2001, compared to a net loss of $(680,866) for the year ended February 28, 2000. The increase in net income is attributable to an extraordinary gain on the extinguishment of debt of $2,459,205 resulting from the closing of bankruptcy proceedings of the Company's three former operating subsidiaries, offset in part by the increase in operating losses discussed above.

Year ended February 29, 2000 compared with year ended February 28, 1999

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

         We recorded revenues from the beginning of this business plan of $82,675 for the year ended February 29, 2000. Related costs of products and services sold totaled $44,616 in the same period.

         Selling, general and administrative expenses totaled $885,133 for the year ended February 29, 2000, and depreciation and amortization totaled $1,858 for the same period. Management and consulting fees, salaries, investor
relations  and  other  professional  fees  included  in  selling,   general  and
administrative expenses relate to the development and implementation of the Company`s new business plan.

         We incurred losses from operations of $848,932 for the year ended February 29, 2000. The loss from operations is due primarily to management and consulting fees, salaries, investor relations and other professional fees relating to the development and implementation of the Company`s new business plan. The Company reported a net loss of $680,866 for the year ended February 29, 2000.

Liquidity and Capital Resources

         Our cash decreased by $88,471 to $100 at February 28, 2001 from $88,571 at February 29, 2000. Accounts payable increased from $29,206 to $56,352 during the fiscal year ended February 28, 2001, and total current liabilities decreased from $2,533,897 to $84,515 in the same period.

         On October 26, 1999, the Company's three subsidiaries, WIM, GWE, and GMG, each filed petitions under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petitions required creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing was conducted by the Court. The Company's three subsidiaries had no assets with which to pay their obligations to creditors. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the Court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the year ended February 28, 2001, and the amounts classified as "reserve for discontinued operations" in the consolidated balance sheet as of February 29, 2000 were removed from the Company's liabilities. The operations of all three subsidiaries were discontinued in October 1998 and their Corporate charters were dissolved by the Utah Department of Commerce in 1999.

         On November 27, 2000, the Company obtained $25,000 from Fairway under a promissory note payable on February 27, 2001, with interest at 10 percent per annum. The note was secured by a pledge to issue 50,000 shares of the Company's common stock in the event of default. In December 2000, the Company issued 4,500,000 shares of it's common stock to Fairway in exchange for cash, payment of accrued management fees, a commitment to provide cash to pay certain legal and consulting fees and the payment of this note payable.

         During the year ended February 28, 2001, the Company issued 6,056,876 shares of its common stock as follows:

FOR CASH

         In December 2000, the Company issued 4,500,000 shares of common stock restricted under Rule 144 to Fairway in consideration for the following items:

 Payment of management fees due through December 2000               $    55,000
 Payment of a promissory note payable to Fairway                         25,000
 Cash received in January 2001                                           45,000
 Provide cash for certain designated legal and consulting
   fees relating to the Merger with GTData Corporation                   75,000
                                                                         -------

 Total consideration received                                       $   195,000
                                                                        ========

         Additionally, Fairway agreed to reduce the monthly management fee due under a management services contract to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, additional payments due under the contract were to be deferred until April 30, 2001. In addition to the cash received and reduction in notes and accounts payable the Company recorded an expense for consulting fees totaling $255,785 relating to the shares issued.

         In January 2000, the Company issued 1,700,000 shares of common stock in exchange for cash of $62,500 and services. The 1,700,000 shares were issued as the final installment of a total of 4,200,000 shares issued under a definitive agreement with Fairway in exchange for a total of $187,500 in cash plus services related to the introduction of sources of capital to the Company by Fairway. Previously, under the Fairway agreement, the Company issued 2,000,000 shares of common stock in November 1999 and 500,000 shares in October 1999, in exchange for cash of $100,000 and $25,000 respectively. The Company recorded a cost of capital totaling $2,437,100 relating to the services provided by Fairway and the issuance of the 4,200,000 shares at a price below the market price of the Company's common shares. Of the $2,437,100 cost, $1,366,482 was reported as deferred offering costs in the balance sheet of February 29, 2000 which amount related to the portion of the capital received under the private placement offering after February 29, 2000. The deferred offering costs were reclassified as a charge to additional paid in capital in fiscal year ending February 28, 2001 when proceeds from the balance of the Fairway commitment were received.

         In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued and issuable under the private placement offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. The Company received a total of $652,000 under the offering and issued 1,630,000 shares of common stock and warrants to purchase an additional 1,630,000 shares of common stock. Of the proceeds from the offering $360,000 was received in the fiscal year ended February 28, 2001 and 900,000 units were issued in the same period.

FOR SERVICES

         In February 2001, the Company issued 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by various directors, employees and consultants. The
Company recorded expenses for engineering, directors, professional and consulting fees totaling $125,000 relating to the shares issued.

         In December 2000, the Company authorized the issuance of 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services to be provided to the Company by an unrelated consultant. The Company later canceled the consulting arrangement and never issued a certificate of shares.

         Additionally, in December 2000, the Company issued 65,000 shares of common stock restricted under Rule 144 to an unrelated consultant in exchange for professional services provided to the Company. The Company recorded an expense for professional fees totaling $6,885 relating to the shares issued for professional services.

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

         On October 22, 1998, the Board of Directors of the Company discontinued the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. There were no losses attributable to the discontinued operations reported in the years ended February 28, 2001 and February 29, 2000, respectively. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,206, related to the discontinued operations, in the year ended February 28, 2001, arising from the discharge of debt under bankruptcy proceedings.

         Effective in March 1999, the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition, Mr. Hansen was issued 975,000 shares of the Company's common stock restricted under rule 144 and 75,000 shares of the Company's common stock under an S-8 Registration Statement for management services provided in the months ending May 31, 1999. The term of the employment contract is three years. On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steven K. Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $9,956 during the year ended February 28, 2001. In March
2001, Mr. Hansen resigned as an officer of the Company and in May 2001, his active employment with the Company ceased.

         In August 2000, the Company entered into an agreement to lease 1,620 square feet of office space in Sandy, Utah for all administrative, engineering and sales personnel. The lease is for three years at a monthly rate of $1,000 for the first six months, $1,500 for the next six months and $2,000 for the remaining two years of the lease. The lease became effective October 1, 2000.

         On August 16, 1999, the Company entered into a consulting agreement with Fairway to provide non-exclusive management, consulting and financial services, including advise on corporate acquisitions and related matters. Terms of the agreement require the Company to pay Fairway $5,000 per month for the first three months of the agreement, $10,000 per month for the next three months, and $15,000 for each month after that. All such payments were paid in full as of February 28, 2001, subject to the changes in the agreement discussed below. The agreement expires on August 1, 2002. Subsequent to entering into the consulting agreement Fairway became a related party through the acquisition of 4,200,000 shares of the Company's common stock.

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

              In December 2000, the Company and Fairway agreed to reduce the monthly management fee to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, Fairway subsequently agreed to cancel the consulting contract altogether effective February 28, 2001.

              The Company will require substantial additional cash and working capital in order to continue the development and implementation of its business plan.

Item 7.  Financial Statements.



                            WORLD INTERNETWORKS, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                February 28, 2001


                                 C O N T E N T S
                                 ---------------
                                                                    Page
                                                                    ----

Independent Auditors' Report                                         F-1

Consolidated Balance Sheet                                           F-2

Consolidated Statements of Operations                                F-3

Consolidated Statements of Stockholders' Equity (Deficit)            F-4

Consolidated Statements of Cash Flows                                F-5

Notes to the Consolidated Financial Statements                    F-6 - F-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
World InterNetWorks, Inc. and Subsidiaries
(A Development Stage Company)
Sandy, Utah


         We have audited the accompanying consolidated balance sheet of World InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2001 and February 29, 2000 and from inception of the development stage on October 22, 1998 through February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World InterNetWorks, Inc. and Subsidiaries (a development stage company) as of February 28, 2001, and the consolidated results of their operations and their cash flows for the two years ended February 28, 2001 and February 29, 2000 and from inception of the development stage on October 22, 1998 through February 28, 2001 in conformity with generally accepted accounting principles.

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


/s/ HJ & Associates, LLC
------------------------
    HJ & Associates, LLC
    Salt Lake City, Utah
    May 31, 2001


                   World Internetworks, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                February 28, 2001

ASSETS
                                                                                                 February 28,
                                                                                                    2001
                                                                                                 ------------
Current Assets:
      Cash and cash equivalents                                                                  $        100
      Merchant account, compensating cash balance                                                       5,430
      Accounts receivable                                                                               2,840
      Note receivable, related party (Note 10)                                                           --
      Prepaid expenses                                                                                    955
                                                                                                 ------------

         Total current assets                                                                           9,325

Property and equipment, at cost (Note 1)
      Computer equipment                                                                               25,413
      Office furniture and equipment                                                                    6,125
         Accumulated depreciation                                                                     (15,813)
                                                                                                 ------------
             Net property and equipment                                                                15,725

Other assets -deposits                                                                                  1,000
                                                                                                 ------------

                                                                                                 $     26,050
                                                                                                 ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Bank overdrafts due to outstanding checks                                                  $     11,028
      Accounts payable                                                                                 56,352
      Accrued expenses                                                                                 17,135
      Note payable, related party                                                                        --
      Reserve for discontinued operations (Notes 4 and 11)                                               --
                                                                                                 ------------

         Total current liabilities                                                                     84,515

Deferred revenue  (Note 2)                                                                                673
Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
      Common stock, $.001 par value;  500,000,000 shares authorized;                               14,128,228
         shares issued and outstanding                                                                 14,063
      Capital in excess of par value                                                                3,204,805
      Treasury stock, at cost                                                                            --
      Stock subscription receivable                                                                      --
      Deferred offering costs                                                                            --
      Deficit accumulated prior to development stage                                               (3,979,694)
      Retained earnings (deficit) accumulated from the inception of the development
        stage on October 22, 1998                                                                     701,688
                                                                                                 ------------

             Total shareholders' equity (deficit)                                                     (59,138)
                                                                                                 ------------

                                                                                                 $     26,050
                                                                                                 ============
               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.



                   World Internetworks, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations
              Years Ending February 28, 2001 and February 29, 2000
                                                                                                           From Inception
                                                                                                           of Development
                                                                              For Years Ended            Stage - October 22,
                                                                    February 28      February 29          1998 thru Feb. 28,
                                                                        2001            2000                    2001
                                                                    ------------    ------------             ------------
Net sales and revenues:                                             $    363,088    $     82,675             $    445,763
Cost of products sold                                                    101,796          44,616                  146,412
                                                                    ------------    ------------             ------------
         Gross profit                                                    261,292          38,059                  299,351
                                                                    ------------    ------------             ------------

Operating expenses:
     Selling, general and administrative expenses                      1,339,752         885,133                2,224,885
     Depreciation and amortization                                         5,411           1,858                    7,269
                                                                    ------------    ------------             ------------

         Total operating expenses                                      1,345,163         886,991                2,232,154
                                                                    ------------    ------------             ------------

         Loss from operations before other income
           and extraordianry gain                                     (1,083,871)       (848,932)              (1,932,803)

Other income
     Interest income                                                       7,220            --                      7,220

Extraordinary item
     Gain on extinguishment of debt (Notes 4 and 11)                   2,459,205         168,066                2,627,271
                                                                    ------------    ------------             ------------

         Income (loss) before income tax benefit                       1,382,554        (680,866)                 701,688

Income tax benefit                                                          --              --                       --
                                                                    ------------    ------------             ------------

         Net income (loss)                                          $  1,382,554    $   (680,866)            $    701,688
                                                                    ============    ============             ============


Weighted average common shares outstanding                            11,007,403       4,056,607                     --

Income (loss) per common share                                      $       0.13    $      (0.17)                    --
                                                                    ------------    ------------             ------------

(Loss) per common share before extraordinary item                   $      (0.10)   $      (0.21)                    --
                                                                    ------------    ------------             ------------


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.


                   World Internetworks, Inc. and Subsidiaries
                          (A Development Stage Company)
            Consolidated Statements of Shareholders' Equity (Deficit)
              Years Ending February 28, 2001 and February 29, 2000


                                                                           Additional         Stock        Deferred
                                        Common Stock          Treasury       Paid-in      Subscriptions    Offering    Accumulated
                                    Shares         Amount       Stock        Capitol        Receivable       Costs      Deficit
                                    ------         ------       -----        -------        ----------       -----      -------
Balance, February 28, 1999        1,750,107    $    1,750    $   (3,186)   $ 1,356,919    $      --      $      --     $(3,979,694)

Common stock issued for
  services at $0.25 per share     1,148,000         1,148          --          285,852           --             --             --

Common stock issued for
  cash at $0.40 per share           505,000           505          --          201,495           --             --             --

Common stock issued for
  subscription receivable
  sat $0.40 per                     200,000           200          --           79,800        (80,000)          --             --

Common stock issued for
  exercise of options
  at $0.05 per share              2,500,000         2,500          --          122,500           --             --             --

Common stock issued for
  services at $0.40 per share       272,500           273          --          108,727           --             --             --

Options issued below
  market value
  at $0.40 per share                   --            --            --           49,500           --             --             --

Warrants issued below
  market value
  at $0.00 per share                   --            --            --            7,500           --             --             --

Common stock issued for
  services at $1.00 per share        20,000            20          --           19,980           --             --             --

Common stock issued for
  cash at $1.00 per share            36,000            36          --           35,964           --             --             --

Common stock issued for
  exercise of options
  at $0.04 per share              1,700,000         1,700          --           60,800           --             --             --

Options issued below
  market value
  at $0.05 per share                   --            --            --        1,725,000           --             --             --

Options issued below
  market value
  at $0.04 per share                   --            --                      - 712,100           --             --             --

Cancellation of common stock        (75,000)         --              75           --             --             --

Stock offering costs                   --            --            --       (1,079,218)          --       (1,366,482)          --

Net loss for the year ended
  February 29, 2000                    --            --            --             --             --             --         (680,866)

Balance, February 29, 2000         8,056,607    $  78,057   $    (3,186)   $ 3,686,994    $   (80,000)   $(1,366,482    $(4,660,560)


Common stock and
  warrants issued for
  cash at $0.40 per share           900,000           900                    - 359,100           --             --             --

Common stock subscription
 received                              --            --            --                        - 80,000           --             --

Stock offering costs                   --            --            --       (1,415,281)          --        1,366,482           --

Common stock issued for
  services at $2.00 &
  $0.40 per share                    86,704            87          --           58,613           --             --             --

Common stock issued for
  services at $1.45 per share         5,172             5          --            7,495           --             --             --

Treasury shares retired                (255)                                                                (1)3,186         (3,186)

Options issued for services
  at $1.25 per share                   --            --            --           36,000           --             --             --

Options issued for services
  at $0.50 & $0.40 per share           --            --            --           11,800           --             --             --

Common stock issued
  below market for
  services at $0.16 per share       500,000           500          --          124,500           --             --             --

Common stock issued
  below market for
  cash and services at
  $0.04 per share                 4,500,000         4,500          --          324,465           --             --             --

Common stock issued
  below market for
  services at $0.11 per share        65,000            65          --            6,820           --             --             --

Common stock issued for
  exercise of warrants
  at $0.50 per share                 10,000            10          --            4,990           --             --             --

Common stock issued for
  exercise of options
  at $0.15 per share                  5,000             5          --            2,495           --             --             --

Net income for the year ended
  February 28, 2001                    --            --            --             --             --             --        1,382,554

Balance, February 28, 2001       14,128,228   $   214,128   $      --      $ 3,204,805    $      --      $      --      $(3,278,006)


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.


                   World Internetworks, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
              Years Ending February 28, 2001 and February 29, 2000

                                                                                                               From Inception
                                                                                 For Years Ended               of Development
                                                                           February 28    February 29         Stage - October 22,
                                                                           --------------------------         1998 thru Feb. 28,
                                                                              2001            2000                  2001
                                                                           -----------    -----------            -----------
Cash flows from operating activities:
     Net income (loss)                                                     $ 1,382,554    $  (680,866)           $   701,688
     Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                            5,411          1,858                  7,269
        Common stock issued for services                                       494,784        416,000                910,784
        Common stock options issued for services                                47,800           --                   47,800
        Options and warrants issued below market price                            --           57,000                 57,000
        Gain on extinguishment of debt                                      (2,459,205)      (168,066)            (2,627,271)
        Deferred revenue                                                           673           --                      673
        Changes in current assets and liabilities
           Compensating balances                                                (5,430)          --                   (5,430)
           Accounts receivable                                                   7,089         (9,929)                (2,840)
           Prepaid expenses                                                     11,245        (12,200)                  (955)
           Bank overdraft                                                       11,028           --                   67,634
           Accounts payable                                                     27,146         56,606                 83,752
           Accrued expenses                                                      1,649         15,486                 17,135
           Notepayable, related party                                          (30,000)          --                  (30,000)
                                                                           -----------    -----------            -----------

               Net cash provided by (used in) operating activities            (505,256)      (324,111)              (772,761)
                                                                           -----------    -----------            -----------

Cash flows from investing activities:
     Purchase of property and equipment                                        (13,115)        (6,818)               (19,933)

Cash flows from financing activities:
     Proceeds from related party note payable                                     --           30,000                 30,000
     Proceeds from sale of common stock, net of offering costs                 354,900        389,500                744,400
     Stock subscription received                                                80,000           --                   80,000
     Proceeds from related party note payable                                   25,000           --                   25,000
     Payment of related party notes payable                                    (30,000)          --                     --
                                                                           -----------    -----------            -----------

               Net cash provided by financing activities                       429,900        419,500                879,400

Net increase (decrease) in cash                                                (88,471)        88,571                 86,706

Cash at beginning of period                                                     88,571           --                     --
                                                                           -----------    -----------            -----------

Cash at end of period                                                      $       100    $    88,571            $    86,706
                                                                           ===========    ===========            ===========


Non-cash Financing Activities
     Common stock issued for services                                      $   494,784    $   416,000            $   910,784
     Common stock options issued for services                                   47,800           --                   47,800
     Common stock issued to pay accounts payable                                  --           36,000                 36,000
     Common stock issued for subscription receivable                              --           80,000                 80,000
     Options and warrants issued below market value                               --           57,000                 57,000
     Options issued below market value for stock offering costs                   --        1,070,618              1,070,618
     Options issued below market value for deferred stock offering costs          --        1,366,482              1,366,482

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000



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

         Business operations were not successful and in October 1998 the operations of all three of the Company's subsidiaries were discontinued. In October 1999, each subsidiary filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the District of Utah (the "Court"). On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. Additionally, in 1999, the Utah Department of Commerce dissolved each of these subsidiaries. (See Note 4.) Consequently, the Company re-entered the development stage. The Company resumed operations in March 1999 with a completely new management team and a new business plan.
                                      F-6

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


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

         The Company's design and engineering resources now account for more than 50% of gross revenues. Revenues generated in the two years ended February 28, 2001 and February 29, 2000, under the Company's new business plan totaled $363,088, and $82,675, respectively, primarily from site design and engineering fees and web site hosting fees.

         These business operations were unsuccessful. As a result, effective March 22, 2001, World Internetworks acquired all of the outstanding stock of GT Data Corporation and GT Data became a wholly owned subsidiary of World Internetworks. Pursuant to the Agreement and Plan of Reorganization and Merger, the shareholders of GT Data received, in exchange for all their shares of GT Data, 7,688,403 shares of the common stock of World Internetworks, after a 2-for-1 reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 (29) fiscal year end.

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

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


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

i.  Basic and Fully Diluted Loss Per Common Share

         Basic and diluted net income or (loss) per common share are calculated by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At February 28, 2001, there were outstanding common stock equivalents (options and warrants) to purchase 2,079,000 shares of common stock that were included in the computation of net income or (loss) per common share for the year then ended. At February 29, 2000, there were outstanding common stock equivalents (options and warrants) to purchase 960,000 shares of common stock, that were not included in the computation of net (loss) per common share for the year then ended, as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Therefore, basic net loss per common share and fully diluted net loss per common share were the same for the year ended February 28, 2001.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


j.  Newly Adopted Accounting Principles

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB
Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

NOTE 3 -          GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations from its inception and the recoverability of a major portion of the asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient working capital to meet its operating costs and debt obligations on a continuing basis in its future operations. The financial statements do not include, any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


         The Company resumed operations in March 1999 with a new management team and numerous strategic alliances in place for the purpose of providing state-of-the-art web site design, technical support, online training and interactive e-commerce web sites to individuals and small businesses (see Note
1). Management believes this new business plan will provide the revenues and margins necessary to result in significant recurring revenue and profitable growth through hosting, design and engineering fees as well as commissions on product sales. Management also expects to obtain additional equity financing through the issuance of additional capital stock and the exercise of outstanding common stock warrants in order to meet its cash flow needs through fiscal year 2002. (See Note 4 for additional steps undertaken by management to improve the company's liquidity and Note 12 for "Merger" information subsequent to February 28, 2001.)

NOTE 4  -         BANKRUPTCY PETITION

         On October 26, 1999, the Company's three subsidiaries, WIM, GWE, and GMG, each filed petitions under Chapter 7 of the United States Bankruptcy Code for protection from creditors. The petitions required creditors to halt any collection efforts of amounts owed them by the Company's subsidiaries until a meeting of creditors and a hearing was conducted by the Court. The Company's three subsidiaries had no assets with which to pay their obligations to creditors. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the court's decision the company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the year ended February 28, 2001, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 29, 2000 were removed from the Company's liabilities.

         As described in Note 1 the operations of all three subsidiaries were discontinued in October 1998 and their Corporate charters were dissolved by the Utah Department of Commerce in 1999.

NOTE 5 - NOTE PAYABLE

         On November 27, 2000, the Company obtained $25,000 from Fairway Capital Partners, LTD ("Fairway") under a promissory note payable on February 27, 2001, with interest at 10 percent per annum. The note was secured by a pledge to issue 50,000 shares of the Company's common stock in the event of default. In December 2000, the Company issued 4,500,000 shares of it's common stock to Fairway in exchange for cash, payment of accrued management fees, a commitment to provide cash to pay certain legal and consulting fees and the payment of this note payable (See note 7 c.).

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


NOTE 6 - INCOME TAXES

         As of February 28, 2001, the Company had federal and state net operating loss carryforwards of approximately $3,280,000. The net operating losses will expire at various dates beginning in years 2012 through 2015, if not utilized.

         The Company operated as a partnership under provisions of the Internal Revenue Code from November 1, 1995 through July 10, 1996. During this period, losses of the Company flowed through the partnership to individual shareholders. Accordingly, the Company was not subject to federal income taxes on it's operations while a partnership and no provision or current liability or asset for federal or state income taxes for those periods has been reflected.

NOTE 7  -         COMMON STOCK ISSUED OR CANCELED

a. Treasury Shares Retired

         In July 2000, the Board of Directors of the Company authorized the retirement and return to the Company's pool of authorized but unissued shares 1,020 shares held in its treasury. The cost of the treasury shares was $3,186 and has been charged to capital.

b. Shares Canceled

         In February 2000, the Company canceled 75,000 shares of common stock previously held by a former officer of the Company. The Company did not pay any consideration for the shares canceled.

 c. Shares Issued For Cash

         In December 2000, the Company issued 4,500,000 shares of common stock restricted under Rule 144 to Fairway in consideration for the following items:

Payment of management fees due through December 2000                 $    55,000
  Payment of a promissory note payable to Fairway                         25,000
Cash received in January 2001                                             45,000
Provide cash for certain designated legal and consulting
  fees relating to the Merger with GTData Corporation (See Note 12)       75,000
                                                                          ------

    Total consideration received                                     $   195,000
                                                                     ===========

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


         Additionally, Fairway agreed to reduce the monthly management fee described in Note 9 to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, additional payments due under the contract are to be deferred until April 30, 2001. In addition to the cash received and reduction in notes and accounts payable, the Company recorded an expense for consulting fees totaling $255,785 relating to the shares issued.

         In January 2000, the Company issued 1,700,000 shares of common stock in exchange for cash of $62,500 and services. The 1,700,000 shares were issued as the final installment of a total of 4,200,000 shares issued under a definitive agreement with Fairway in exchange for a total of $187,500 in cash plus services related to the introduction of sources of capital to the Company by Fairway. Previously, under the Fairway agreement, the Company issued 2,000,000 shares of common stock in November 1999 and 500,000 shares in October 1999, in exchange for cash of $100,000 and $25,000 respectively. The Company recorded a cost of capital totaling $2,437,100 relating to the services provided by Fairway and the issuance of the 4,200,000 shares at a price below the market price of the Company's common shares. Of the $2,437,100 cost, $1,366,482 was reported as deferred offering costs in the balance sheet of February 29, 2000 which amount related to the portion of the capital received under the private placement offering after February 29, 2000.The deferred offering costs were reclassified as a charge to additional paid in capital in fiscal year ending February 28, 2001 when proceeds from the balance of the offering were received.

         In March 1999, the Company began a private placement offering of 1,250,000 units ("Units") consisting of one share of "restricted" common stock of the Company (restricted under Rule 144) and one "unregistered" and "restricted" common stock purchase warrant (the "Warrant"), granting the warrant holder the right to purchase an additional share of the Company's common stock at a price of $2.00 per share. The Warrants expire two years from the completion of the offering and are callable at a price of $0.01 per share at any time after ninety days from the effective date of any registration statement, upon 30 days written notice. The offering was closed in February 2000. The Company filed an SB-2 registration statement in April 2000 to register the common stock issued for resale under the offering. The registration statement became effective June 22, 2000 and was withdrawn October 2, 2000. The Company received a total of $652,000 under the offering and issued 1,630,000 shares of common stock and warrants to purchase an additional 1,630,000 shares of common stock. Of the proceeds from the offering $360,000 was received in the fiscal year ended February 28, 2001 and 900,000 units were issued in the same period.

         Shares issued under the offering and not sold by any investor prior to October 2, 2000, when the registration statement was withdrawn, are now restricted under Rule 144 of the Securities and Exchange Commission.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


 d. Shares Issued For Services

         In February 2001, the Company issued 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services provided to the Company by various directors, employees and consultants. The
Company recorded expenses for engineering, directors, professional and consulting fees totaling $125,000 relating to the shares issued.

         In December 2000, the Company authorized the issuance of 500,000 shares of common stock restricted under Rule 144 in payment for management and consulting services to be provided to the Company by an unrelated consultant. The Company later canceled the consulting arrangement and never issued a certificate of shares.

         Additionally, in December 2000, the Company issued 65,000 shares of common stock restricted under Rule 144 to an unrelated consultant in exchange for professional services provided to the Company. The Company recorded an expense for professional fees totaling $6,885 relating to the shares issued for professional services.

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

         Additionally, in May 2000, the Company issued 71,750 shares of common stock restricted under Rule 144 to an unrelated party in exchange for services provided relating to the private placement of its securities described in more detail in the following paragraphs. The Company recorded a charge to capital totaling $28,700 relating to the 71,750 shares issued.

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

         In November 1999, the Company issued 247,500 shares of common stock under an S-8 Registration Statement to several individuals in payment of accounts payable totaling $99,000. Included in the total were 75,000 shares issued to Steven K. Hansen, President, CEO and Chairman of the Board of Directors of the Company, for consulting services previously provided. Additionally, 50,000 shares of the above total were issued to Leonard W. Burningham, Esq., who was Counsel to the Company for securities matters, for legal and professional services previously provided. The remaining 122,000 shares were issued to unrelated parties for legal and professional services previously provided.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


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

NOTE 8 -          STOCK OPTIONS, STOCK AWARDS AND STOCK WARRANTS

Common Stock Options

         In February 2001, the Company's Board of Directors authorized the repricing of exercise prices on 85,000 options to purchase the Company's common stock previously granted to various employees and Board members. 55,000 options originally granted in May 2000, with an exercise price of $1.38 per share and 30,000 options granted in October 2000, with an exercise price of $0.40 per share were all repriced to an exercise price of $0.15 per share. Additionally, in February 2001, 5,000 of the options granted in May 2000, were exercised by one the employees at the adjusted exercise price of $0.15 per share. The Company recorded salaries relating to the exercise of $1,750 in the year ended February 28, 2001.

         In October and November of 2000, the Company granted 65,000 options to purchase the Company's common stock to two unrelated consultants at exercise prices of $0.50 per share for 50,000 options and $0.40 per share for 15,000 options. All the options granted vested immediately and expire 3 years from date of grant. The weighted average fair value of the options granted was $0.20 and $0.12 per share respectively using the Black Scholes pricing model. The Company recorded consulting fees related to the options issued totaling $11,800 in the year ended February 28, 2001.

         In October and November of 2000, the Company granted 30,000 options to purchase the Company's common stock to two employees at an exercise price of $0.40 per share. All the options granted vested immediately and expire 5 years from date of grant.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


         In July of 2000, the Company granted 50,000 options to purchase the Company's common stock to an unrelated consultant at an exercise price of $1.25 per share. All the options granted vested immediately and expire 5 years from date of grant. The weighted average fair value of the options granted was $0.72 per share using the Black Scholes pricing model. The Company recorded professional fees related to the options issued totaling $36,000 in the year ended February 28, 2001.

         In May of 2000, the Company granted 89,000 options to purchase the Company's common stock to employees and directors and 15,000 stock options to an unrelated consultant at an exercise price of $1.38 per share. The consultant declined to accept the 15,000 options granted to him and they were therefor canceled. All the options granted expire 5 years from date of grant. 34,000 of the stock options were granted to Officers and Directors of the Company and were vested immediately upon grant. The employee options vest over a period of two years with 25% becoming vested after each six months from the date of grant.

         The weighted average fair value of the 234,000 options granted to employees and directors during the year ended February 28, 2001, was $0.42 per share using the Black Scholes pricing model. Had compensation expense of these options been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss before extraordinary item would have been $1,174,221 or $0.11 per share for the year ending February 28, 2001. As of November 30, 2000, the Company had a total of 454,000 non-qualified options outstanding.

         During the year ended February 29, 2000, the Company granted 150,000 non-qualified stock options to a director of the Company for consulting services at exercise prices ranging from $0.40 to $0.75 per share. The fair market value of the options was $0.58 per share, or $87,000 in total using the Black-Scholes pricing model and was charged to selling, general and administrative expenses. Additionally, the Company granted 70,000 non-qualified stock options to employees and directors at exercise prices of $0.40 per share. Of these employee grants 50,000 shares were issued at $0.35 per share below the market price of the Company's common stock on the date of the grant. The fair market value of the 50,000 options granted below market value was $0.61 per share, or $30,500 in total, using the Black-Scholes pricing model and was charged to selling, general and administrative expenses. The weighted average fair value of the options granted to employees at market value during the year ended February 28, 2000 was $0.58 per share using the Black-Scholes pricing model. All the options granted expire five years from date of grant. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss from continuing operations attributable to common stockholders would have been $785,747 or $0.22 per share for the year ended February 29, 2000.

         The Company had a total of 449,000 and 220,000 non-qualified options outstanding as of February 28, 2001, and February 29, 2000, respectively.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


         Effective in 1996, the Company adopted a stock option plan which provided for the granting of stock options and awards to employees, officers and non-employee consultants to purchase up to 4,000,000 shares of stock, subject to adjustment under certain circumstances. On October 22, 1996, a 4-for-1 stock split increased the number of shares available for stock options and awards to non-qualified stock options or awards to eligible participants. On September 4, 1998, the Company effected a reverse stock split on a 1-for-4 basis, reducing the number of shares available for stock options and awards to eligible participants to the original 4,000,000 shares. Additionally, the Company issued non-qualified options to employees, officers, directors and consultants in previous years.

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

Common Stock Warrants

         The Company granted warrants to purchase 900,000 and 740,000 shares in the years ended February 28, 2001, and February 29, 2000, respectively, in connection with the issuance of the same number of shares of common stock in each fiscal period under the Company's private placement offering (see Note 7).

         In February 2001, 10,000 warrants originally granted in November 1999, were exercised and 10,000 shares of the Company's common stock was issued. No cash was received on the exercise as these warrants were originally granted with a cash-less exercise provision.

         The Company had a total of 1,630,000 and 740,000 warrants outstanding as of February 28, 2001, and February 29, 2000, respectively.

NOTE 9  -         COMMITMENT AND CONTINGENCIES

Employment Contracts

         Effective in March 1999, the Company entered into an employment contract with Steven K. Hansen, President and CEO of the Company, the terms of which provide a monthly salary of $8,000 together with medical insurance benefits. In addition Mr. Hansen was issued 975,000 shares of the Company's common stock restricted under rule 144 and 75,000 shares of the Company's common stock under an S-8 Registration Statement for management services provided in the months ending May 31, 1999. The term of the employment contract is three years. In March 2001, Mr. Hansen resigned as an officer of the Company and in May 2001, his active employment with the Company ceased (See Note 12).

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


         Effective March 4, 1999 the Company entered into an employment contract with Phillip M. Ray, Secretary/Treasurer of the Company, the terms of which provided a monthly salary of $3,000 per month. Mr. Ray's salary was terminated June 1, 1999. In lieu of salary after June 1, 1999 Mr. Ray was granted warrants to purchase up to 60,000 "unregistered" and "restricted" shares of common stock at a price of $0.40 per share. Ten thousand of these warrants are deemed to be "cashless," in which Mr. Ray may surrender options in exchange for shares, rather than paying cash. In addition Mr. Ray was granted 20,000 shares of the Company's restricted common stock issued to his designee, Automotive Direct, in consideration for payment of a $40,000 debt of the Company. Additionally, cash-less warrants to purchase 25,000 shares of the Company's common stock were to be issued as a finders' fee to Mr. Ray in the event the Company benefitted from certain business opportunities introduced to the Company by Mr. Ray. As of November 30, 2000 the Company had not realized any benefit and the commitment to issue cash-less warrants was withdrawn. Mr. Ray's active employment ceased at the end of September 1999 and he subsequently resigned as the Company's Secretary/Treasurer.

Officers and Directors Compensation Commitments

         On May 9, 2000, the Board of Directors approved a "site" bonus plan payable to Steven K. Hansen, Director, President and CEO of the Company. The site bonus plan calls for Mr. Hansen to receive a bonus of $1.00 per web-site hosting customer brought into the Company. The site bonus is not to exceed $15,000 in any one month. The Board of Directors is to review the bonus for renewal or modification in March 2001. Payments due Mr. Hansen under the site bonus plan totaled $9,956 during the year ended February 28, 2001.

         Effective March 4, 1999 Randall L. Roberts and Gary S. Winterton were appointed to the Board of Directors of the Company. As Directors' compensation they were each granted options to acquire 10,000 shares of the Company's restricted common stock at a price of $0.40 per share. In addition, on July 23, 1999 Mr. Winterton was granted an option to acquire 100,000 shares of the Company's restricted common stock at a price of $0.40 per share and a third option to acquire 50,000 shares at a price of $0.75 per share. The directors' options expire five years from date granted. Shares underlying the options granted Mr. Winterton will be included in a registration statement upon the demand of the holder. To date no such demand has been received by the Company.

Fairway Consulting Agreement

         On August 16, 1999, the Company entered into a consulting agreement with Fairway to provide non-exclusive management, consulting and financial services, including advise on corporate acquisitions and related matters. Terms of the agreement require the Company to pay Fairway $5,000 per month for the first three months of the agreement, $10,000 per month for the next three

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000

months, and $15,000 for each month after that. All such payments were paid in full as of February 28, 2001, subject to the changes in the agreement discussed below. The agreement expires on August 1, 2002. Subsequent to entering into the consulting agreement Fairway became a related party through the acquisition of 4,200,000 shares of the Company's common stock.

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

         In December 2000, the Company and Fairway agreed to reduce the monthly management fee to $5,000 effective January 1, 2001, for the remaining term of the contract. Further, Fairway subsequently agreed to cancel the consulting contract altogether effective February 28, 2001. (See note 7)

Operating Lease Agreement

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

         Future aggregate minimum obligations under the operating lease are as follows:

              Years ending February 28,
              -------------------------

                           2002               $ 20,000
                           2003                 24,000
                           2004                 14,000
                                              ---------

                   Total                      $ 58,000
                                              =========

Litigation and Claims
---------------------

         On October 26, 1999, our wholly-owned subsidiaries, World Internet Marketplace, Inc.; Global Media Group, Inc.; and Global Wholesale Exchange, Inc., filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the District of Utah. The cases were designated Case Nos. 99-31576; 99-31577; and 99-31578, respectively. On July 28, 2000 the Court ordered all three cases closed and discharged the bankruptcy trustee. As a result of the Court's decision the Company recorded an extraordinary gain from forgiveness of debt in the amount of $2,459,205 for the year ended February 28, 2001, and the amounts classified as "reserve for discontinued operations" in the accompanying consolidated balance sheet as of February 28, 2001 were removed from the Company's liabilities.

         The Company, as of February 28, 2001, is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 -         RELATED PARTY TRANSACTIONS

         On June 23, 2000, the Company's Board of Directors authorized a loan of $10,000 to an executive officer and shareholder of the Company. The loan is in the form of a promissory note, bears interest at the rate of 8% per annum and was payable within 120 days of the date of the note. In October 2000, the Board extended the due date of this loan to February 28, 2001. In February 2001, the Board of Directors authorized that the note balance, including accrued interest be forgiven and added to Mr. Hansen's compensation. The Company recorded a management fee expense of $10,351 in the year ended February 28, 2001 relating to the forgiven note.

NOTE 11  -        EXTRAORDINARY GAIN/LOSS FROM DISCONTINUED OPERATIONS

         On October 22, 1998, the Board of Directors of the Company discontinued the marketing and distribution of products and services relating to commerce on the Internet due to a lack of funding and increased losses. There were no losses attributable to the discontinued operations in the years ended February 28, 2001 and February 29, 2000, respectively. The Company recorded an extraordinary gain in the form of a "gain on the extinguishment of debt" in the amount of $2,459,206, related to the discontinued operations, in the year ended February 28, 2001, arising from the discharge of debt under bankruptcy proceedings more fully discussed in Note 4.

         At February 29, 2000 the Company had liabilities of $2,459,205, which were associated with the discontinued operations.

                   WORLD INTERNETWORKS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     February 28, 2001 and February 29, 2000


NOTE 12  -        SUBSEQUENT EVENTS

         On March 1, 2001, Gary S. Winterton and Robert L. Roberts resigned from the Board of Directors of the Company and Robert Genesi and Anthony Giraudo were appointed as Directors. Anthony Giraudo was appointed Chairman of the Board and Robert Genesi was appointed Chief Executive Officer, replacing Steven K. Hansen at that position. Mr. Hansen remained on the Board.

         On March 12, 2001, the Board of Directors approved an Agreement and Plan of reorganization and Merger (Merger) by the Company with GTD Acquisition, Inc. (Newco) and GTData Corporation (GTD), both Delaware corporations. The Merger became effective March 22, 2001. (See The Merger below.)

         The Board also approved a 2001 Stock Option Plan and reserved 3,333,333 shares of the Company's Common Stock for issuance pursuant to such plan. An additional 728,548 shares of the Company's Common Stock was reserved under the Company's Stock Bonus Plan for incentives to officers, employees and directors of the surviving Company pursuant to the Merger agreement. An additional 7,688,403 shares were reserved for issuance to GTD shareholders in exchange for their GTD shares under the Merger agreement and an additional 1,000,000 shares were reserved for issuance to Mountain Engineering II, Inc. for a potential future business transaction. Further, 227,000 shares of the Company's common stock were reserved for the exercise of existing stock options.

         The Board also authorized a change in the Company's By-laws whereby an action otherwise required or permitted to be taken at a meeting of shareholders may be taken without such a meeting if a written consent to any such action is signed by a majority of shareholders holding a majority of voting power of the Company, or a higher percentage if such a higher proportion of voting by shareholders is otherwise required.

THE MERGER

         On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the Company effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split the Company had 250,000,000 shares authorized and 7,063,732 shares issued and outstanding. Outstanding options and warrants were 224,500 and 815,000 respectively, after the reverse split. On March 22, 2001, the Merger became effective. Under the plan of Merger, NEWCO merged with and into GTD, with GTD as the surviving subsidiary of the Company. Pursuant to the Merger, all the outstanding shares of GTD were exchanged for shares of the Company 1 for 1 on a post split basis and 750,000 shares were issued to Fairway, a finder, in connection with the transaction. All of the outstanding shares of NEWCO were converted into shares of GTD as the surviving corporation with the Company as the sole holder of those shares. As a result, pro forma financials are not required due to the fact that GTD is considered the acquirer for accounting purposes and therefore World Internetworks is considered the acquiree. The number of shares issued in exchange for Newco and GTD shares under the Merger is as follows:


   Newco common shareholders                100 - shares of the surviving
   GTD:                                                 corporation
      Common shares                         6,209,402   shares of the company
      Series A Preferred                            1
      Series B Preferred                    1,479,000   shares of the company
                                            ---------

                  Total shares issued       7,688,503

         The Plan of Merger also provides for a Registration Rights Agreement for certain shareholders of the Company's common stock that hold shares restricted under Section 144 whereby their shares will be registered as part of any registration filing undertaken by the surviving Company after the effective date of the Merger.

OTHER SUBSEQUENT EVENTS

         On April 11, 2001, the Board of Directors accepted the resignation of Anthony Giraudo as Chairman of the Board of Directors and appointed Robert Genesi as Chairman of the Board.

         On April  12,  2001,  Steven  K.  Hansen  resigned  from  the  Board of
Directors.

         On May 22, 2001, the Company received $130,000 in an exchange for a subscription to acquire 520,000 shares of the Company's common stock.

SALE OF INTERNET OPERATIONS

         On May 9, 2001, the Company agreed to sell substantially all the assets, trade accounts, operations and most of the liabilities of the Internet web site hosting and design operation, (the pre Merger operations of World Internetworks, Inc.) to Wiworks, Inc., a corporation owned by Steven K. Hansen, former President CEO and Director of the Company. The Purchase Agreement transfers the assets and operations of the Internet related business to Wiworks in exchange for 10,000 shares of the Company's common stock owned by Mr. Hansen and the assumption of $125,025 in liabilities of the Company related to the Internet operation. The sale is to be effective as of April 30, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


                                                  Date of Election    Date of Termination
Name                  Positions Held                 or Designation     or Resignation
----                  --------------                 --------------     --------------

Robert Genesi         Chief Executive Officer            3/01               *
                      President, Secretary and
                      Chairman of the Board

Robert Mullaney       Executive Vice President-          3/01               *
                      Sales and President TSLi

Anthony Giraudo       Director                           3/01               *

Steven Hansen         President and Director             2/99          3/01 and 4/01

Randal Roberts        Director                           2/99                   3/01

Gary Winterton        Director                           2/99                   3/01

         * These persons presently serve in the capacities indicated.

         Robert Genesi. Mr. Genesi is a co-founder of GTData Corporation and has extensive experience with start-up companies and turnaround situations in the technology sector, including the storage industry sector. He has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms. Prior to co-founding GTData Corporation, Mr. Genesi was President and CEO of IData Corporation, a company that develops linear storage products. Mr. Genesi was President and COO or Read-Rite Corporation from 1987 to 1993, President and CEO of Rexon Corporation from 1994 to 1996, and President and CEO of DAS Devices from 1997 to1998. He has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.

         Robert Mullaney. Mr. Mullaney is currently Executive Vice President - Sales for World Internetworks and CEO and President of TSLi, a company that he has led from its start-up over 5 years ago. TSLi is engaged in the mass storage service business and provides solutions for hard drives, tape drives and other mass storage products. Mr. Mullaney has more than 22 years of direct mass storage service and manufacturing experience at companies including, Rexon Corporation and DEI. His areas of expertise include critical growth components such as market distribution and sales, major program negotiations, new product marketing and senior management assembling and implementation.

         Anthony Giraudo. Mr. Giraudo is currently, and has been since 1992, the Vice President and General Manager of a large public company that designs, manufactures and markets semiconductors. He has over 23 years experience in the semiconductor industry. Additionally, Mr. Giraudo has extensive experience and success in new business development, product innovation and technology development. He also has experience in leading edge manufacturing operations. Mr. Giraudo served as Director of R&D with NCR Corporation - Microelectronics Division and as Director of Manufacturing Operations with Honeywell Solid State Electronics Divisions. He is an engineer by training.

         Randal Roberts and Gary Winterton resigned as directors of World Internetworks in March 2001, and Steve Hansen resigned as an officer and a director of World Internetworks in March 2001 and April 2001, respectively. Due to their resignations, biographical information is not included. Please see our Form 10-KSB filed for period ended February 28, 2000 for their biographical information.

Material Employment Contracts

         In March 1999, we entered into an employment contract with Steven K. Hansen, former president of World Internetworks, the terms of which provide for a monthly salary of $8,000 together with medical insurance benefits. The term of the employment contract is three years. However, this employment contract was terminated in March 2001 upon Mr. Hansen's resignation as president of World Internetworks.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and persons who beneficially own more than 10% of a reporting company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not a fully reporting company, and, accordingly, we are not subject to such reporting requirements. We file reports under Section 15(d).

Item 10. Executive Compensation.

                              SUMMARY COMPENSATION TABLE (**)
                                                       Long Term Compensation
                              Annual Compensation             Awards
                              -------------------      -----------------------


Name and Position     Year          Salary      Bonus
Steven K. Hansen      2001        $96,000        -0-            -0-
President *           2000        $347,300 (2)   -0-            -0-
                      1999        $ -0-    (1)   -0-            -0-

*        Mr. Hansen resigned as President in March 2001.
(1) Mr. Hansen did not receive any compensation during the 1999 fiscal year.
(2) This figure includes $84,800 in cash compensation paid to Mr. Hansen and $262,500 for services paid with World Internetworks common stock.


                           OPTION/SAR GRANTS IN LAST FISCAL YEAR (**)


                    Number of                % of Total Options
                    Securities                  Granted to         Exercise
                    Underlying Options         Employees in        Price per     Expiration
Name                Granted (#)              Fiscal Year (1)      Share ($/Sh)       Date
----                -----------              ---------------    ---------------  ----------
Steven K. Hansen     10,000                      11.8%               $0.40           5/9/05

(1) World Internetworks granted options to purchase 85,000 shares of common stock to employees in fiscal year 2001.

** Mr. Genesi and Mullaney are not included in the executive compensation table or the option grants table since they did not become executive officers until March 2001, our next fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of June 5, 2001, the number of shares of World Internetworks common stock owned by (1) each person or entity known to beneficially own more than 5% of the outstanding shares; (2) each of the officers named in the Summary Compensation Table; (3) each director; and (4) all directors and executive officers as a group.

                                     Number of Shares              Percentage of
Name and Address                    Beneficially Owned               Class (1)
----------------                    ------------------               ---------

Steven K. Hansen                           502,500 (2)                  3.2%
1379 East Indian Ridge Circle
Sandy, Utah 84092

Randal L. Roberts                           57,500 (3)                   *
9878 South Lannae Drive
Sandy, Utah 84094

Gary S. Winterton                           61,500 (4)                   *
517 South 1045 West
Orem, Utah 84058

Dwain Brannon (6)                          910,531 (5)                  5.9%
925 Wild Cherry Court
Heathrow, Florida 32746

Patrick Kephart (6)                        996,280                      6.4%
2176 Aloqua Drive
Longwood, Florida 32779

Alain Lambert                            1,000,000                      6.4%
173 Rue St. Pierre
Suite P-105
Montreal, Quebec
H2Y 3TS Canada

Joseph Sierchio                          1,025,000 (7)                  6.6%
150 E. 58th Street
New York, New York 84058

Robert Genesi                            1,654,095 (8)                 10.7%
625 Cochran Street
Simi Valley, California 93065

Anthony Giraudo                          3,544,305 (9)                 22.9%
625 Cochran Street
Simi Valley, California 93065

All directors and executive                621,500                      4.0%
Officers as a group (3 persons
Named above) (10) (11)
-------------

* Less than 1% of the Company's common stock.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares which the individual has the right to acquire within 60 days of June 5, 2001 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power or shares voting and investment power with his or her spouse with respect to the shares shown as beneficially owned.

(2) This includes 102,500 shares held directly, 390,000 shares held jointly with his wife and 10,000 stock options exercisable within 60 days of June 5, 2001.

(3)      This includes 20,000 stock options  exercisable  within 60 days of June
         5, 2001.

(4)      This includes 24,000 stock options  exercisable  within 60 days of June
         5, 2001.

(5) Includes 848,031 shares held directly and 62,500 shares held by the Dwain Brannon Group, LLC.

(6)      Messrs. Brannon and Kephart are principals of Fairway Capital Partners,
         LLC.

(7) Mr. Sierchio is the senior partner of Sierchio & Company, LLP, which was a prior legal counsel to World Internetworks. Except for 50,000 shares received from the company as additional legal fees, the shares held by Mr. Sierchio were acquired by him from another shareholder.

(8) Includes 10,253 shares held directly, 1,643,841 shares held indirectly by Genesi Family Partnership, Ltd. and 1 share held jointly with Anthony Giraudo.

(9)      Includes   3,075,950   shares   held  directly,   468,354  shares  held
         indirectly by the Giraudo Special 2000 Family Trust and 1 share held jointly with Robert Genesi.

(10) Includes 54,000 stock options exercisable within 60 days of June 5, 2001.

(11) Mr. Genesi, Mr. Giraudo and Mr. Mullaney are not included in the in the directors and executive officers calculations since they did not become executive officers or directors until March 2001, our next fiscal year; however, Mr. Genesi and Mr. Giraudo are included as greater than 5% holders.

Item 12. Certain Relationships and Related Transactions.

         World Internetworks did not enter into any material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who we know to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest in us.

Transactions with Promoters

         Fairway Capital Partners, LLC, a stockholder of World Internetworks, received a finder's fee of 750,000 shares of common stock, for the consummation of the merger with GTData Corporation that took place in March 2001.

Transactions with Directors and Officers.

         On April 30, 2001, World Internetworks sold all of the assets of its pre-existing Internet business to Steven K. Hansen, a former director and officer of World Internetworks.

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)      Exhibits
---      --------
         3.1      Articles  of  Incorporation  filed  March 17,  1986,  which is incorporated  herein  by  reference  to  Exhibit  3.1  to  the
                  Registrant's   Statement  on  Form  SB-2,   Registration   No.
                  333-35766, as amended (Registrant's Form SB-2)
         3.2      Articles  of  Amendment  filed  September  5,  1996,  which is incorporated  herein  by  reference  to  Exhibit  3.1  to  the
                  Registrant's Statement on Form SB-2.
         3.3      Certificate  Pursuant  to  section  78.207(4)  of  the  Nevada
                  Revised Statues filed October 11, 1996,  which is incorporated herein  by  reference  to  Exhibit  3.1  to  the  Registrant's
                  Statement on Form SB-2.
         3.4      Certificate  Pursuant  to  section  78.207(4)  of  the  Nevada
                  Revised Statues filed October 24, 1996,  which is incorporated herein  by  reference  to  Exhibit  3.1  to  the  Registrant's
                  Statement on Form SB-2.
         3.5      Certificate  of  Amendment  filed  March  30,  1998,  which is incorporated  herein  by  reference  to  Exhibit  3.1  to  the
                  Registrant's Statement on Form SB-2.
         3.6      Certificate  of  Amendment  filed  August 31,  1998,  which is incorporated  herein  by  reference  to  Exhibit  3.1  to  the
                  Registrant's Statement on Form SB-2.
         3.7*     Certificate  Pursuant  to  Section  78.207(4)  of  the  Nevada
                  Revised Statutes filed March 16, 2001.
         3.8*     Amended Bylaws of World Internetworks, Inc.
         10.1     Agreement and Plan of Reorganization and Merger dated February
                  27, 2001 between World  Internetworks,  Inc., GTD Acquisition,
                  Inc. and GTData  Corporation,  which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Statement on Form
                  8-K dated March 22, 2001.
         21.1*    Subsidiaries of Registrant.

*        Filed herewith.

(b) Forms 8-K filed during the fiscal year ended February 28, 2001 and to date.

         (i)      8-K Current  Report  dated  March 22, 2000
         (ii)     8-K Current  Report dated July 28, 2000
         (iii)    8-K Current  Report dated March 22, 2001
         (iv)     8-K Current Report dated April 9, 2001
         (v) 8-K/A Current Report dated June 5, 2001 amending the 8-K Current Report dated March 22, 2001

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD INTERNETWORKS, INC.

Date:  June 12, 2001                    /s/ Robert Genesi ___________
                                             Robert Genesi, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:  June 12, 2001                    /s/ Robert Genesi     ______
                                            Robert Genesi, President and
                                            Director

Date:  June 12, 2001                    /s/ Anthony Giraudo
                                            Anthony Giraudo, Director