Form 10QSB
period 2001-05-31
WORLD INTERNETWORKS INC
filed 2001-07-23
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2001


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
         _________

                        Commission File Number: 033-05384


                            World Internetworks, Inc.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Nevada                                        87-0443026
         --------------------------                           ---------------
         (State  or  other  jurisdiction  of                (I.R.S.  Employer
         incorporation  or  organization)                  Identification  No.)


                 625 Cochran St., Simi Valley, California 93065
                    -----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (805) 582-3600


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


The number of shares outstanding of Registrant's common stock as of July 19, 2001 was: 16,062,517


                            WORLD INTERNETWORKS, INC.

                                TABLE OF CONTENTS

                                                                                    Page Number
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of
                  May 31, 2001 (unaudited)                                              F-1

                  Condensed  Consolidated  Statements of Operations for the five
                  months ended May 31, 2000 and 2001 (unaudited)                     F-2 - F-3

                  Condensed  Consolidated  Statements of Cash Flows for the five
                  months ended May 31, 2000 and 2001 (unaudited)                     F-4 - F-5

                  Notes to Condensed Consolidated Financial Statements               F-6 - F-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            3 - 6

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      6

         Item 2.  Changes in Securities                                                  6

         Item 3.  Defaults upon Senior Securities                                        6

         Item 4.  Submission of Matters to a Vote of Security Holders                    6

         Item 5.  Other Information                                                      6

         Item 6.  Exhibits and Reports on Form 8-K                                     6 - 7

         Signatures                                                                      8

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   World Internetworks, Inc. and Subsidiaries

                     Consolidated Balance Sheet (Unaudited)
                               As of May 31, 2001

Assets

Current Assets:
    Cash                                                                       $   250,184
    Accounts Receivable, net                                                       883,393
    Inventories                                                                  1,072,152
    License Agreement                                                               75,000
                                                                               -----------
       Total Current Assets                                                      2,280,729

Property and Equipment, net                                                        204,922
Intangible Assets, net                                                             484,060
Other Assets                                                                        38,907
                                                                               -----------

Total Assets                                                                   $ 3,008,618
                                                                               ===========


Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                   $ 2,323,508
    Notes Payable                                                                  223,933
    Notes Payable to Related Parties                                               568,000
    Current Portion of Lease Obligations                                            12,189
    Related Party Payables                                                          36,705
                                                                               -----------
       Total Current Liabilities                                                 3,164,335

Obligations under Capital Lease, net of current portion                              1,182
                                                                               -----------

       Total Liabilities                                                         3,165,517
                                                                               -----------

Stockholders' Equity:
    Series A Preferred Stock, $0.001 par value; 1 share authorized,
      no shares issued, and outstanding                                               --
    Series B Preferred Stock, $0.001 par value; 10,000,000 share authorized,
      no shares issued, and outstanding                                               --
    Common Stock, $0.001 par value; 40,000,000 shares
      authorized, 16,062,517 shares issued and outstanding                          16,061
    Additional Paid-In Capital                                                   1,298,740
    Subscriptions Receivable                                                      (335,286)
    Accumulated Deficit                                                         (1,136,414)
                                                                               -----------
       Total Stockholders' Equity                                                 (156,899)
                                                                               -----------

Total Liabilities and Stockholders' Equity                                     $ 3,008,618
                                                                               ===========


    The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statement of Operations (Unaudited)
                     For the Five Months Ending May 31, 2001


Net Sales                                                      $  3,699,001

Cost of Sales                                                     2,319,086
                                                               ------------

Gross Profit                                                      1,379,915
                                                               ------------

Operating Expenses:
   Employee Compensation                                          1,133,986
   Selling, General and Administrative                              555,127
                                                               ------------
Total Operating Expenses                                          1,689,113
                                                               ------------

Operating Loss                                                     (309,198)
                                                               ------------

Other Income (Expense):
   Interest Expense                                                 (44,538)
   Other, net                                                        10,584
                                                               ------------
Total Other Income (Expense)                                        (33,954)

Net Loss                                                       $   (343,152)
                                                               ============

Basic and Diluted Loss per Common Share                        $      (0.02)
                                                               ============

Basic and Diluted Weighted Average Common Shares Outstanding     14,752,414
                                                               ============


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statement of Operations (Unaudited)
                     For the Five Months Ending May 31, 2000



Net Sales                                                      $  1,579,805

Cost of Sales                                                       952,633
                                                               ------------

Gross Profit                                                        627,172
                                                               ------------

Operating Expenses:
   Employee Compensation                                            759,436
   Selling, General and Administrative                               51,395
                                                               ------------
Total Operating Expenses                                            810,831
                                                               ------------

Operating Loss                                                     (183,659)
                                                               ------------

Other Income (Expense):
   Interest Expense                                                 (48,377)
   Other - net                                                       10,706
                                                               ------------
Total Other Income (Expense)                                        (37,671)

Net Loss                                                       $   (221,330)
                                                               ============

Basic and Diluted Loss per Common Share                        $      (0.02)
                                                               ============

Basic and Diluted Weighted Average Common Shares Outstanding     13,020,080
                                                               ============


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statement of Cash Flows (Unaudited)
                     For the Five Months Ending May 31, 2000

Cash flows from operating activities:
    Net Income                                                                   $(221,330)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              102,236
        Changes in operating assets and liabilities (Net of TSLi Acquisition):
            Accounts Receivable, net                                              (145,187)
            Inventories                                                            (30,764)
            Prepaid Expenses and Other                                              (1,140)
            Accounts Payable ans Accrued Liabilities                              (133,548)
                                                                                 ---------

    Net cash used in operating activities                                         (429,733)
                                                                                 ---------

Cash flows from investing activities:
    Cash obtained in acquisition                                                    75,666
    Purchases of property and equipment                                            (16,984)
                                                                                 ---------

    Net cash provided by investing activities                                       58,682
                                                                                 ---------

Cash flows from financing activities:
    Proceeds from the sale of  Preferred B stock                                   318,500
    Fees related to financing activities                                           (51,646)
    Net increase in subscriptions receivable                                       (10,500)
    Net Principal payments on notes payable                                        267,072
    Principle payments on lease obligations                                         (4,412)
                                                                                 ---------

    Net cash provided by financing activities                                      519,014
                                                                                 ---------

Net increase in cash                                                               147,963

Cash at beginning of period                                                          4,839
                                                                                 ---------

Cash at end of period                                                            $ 152,802
                                                                                 =========


       Supplemental Disclosures of Cash Flow Information

                       Cash Paid during the Five Months Ended for:

                       Interest                                                  $  27,042
                                                                                 =========

                       Income Taxes                                              $    --
                                                                                 =========

Supplemental disclosure on non-cash investing and financing activities:
  See accompanying notes to consolidated financial statements for non-cash investing and financing activities.

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statement of Cash Flows (Unaudited)
                     For the Five Months Ending May 31, 2001

Cash flows from operating activities:
    Net Income                                                        $(343,152)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                    94,670
        Interest Earned on Subscriptions Receivable                      (9,503)
        Changes in operating assets and liabilities:
          Accounts Receivable, net                                       (3,086)
          Inventories                                                  (217,618)
          Prepaid Expenses and Other                                     15,446
          InterCompany Receivable - GT DATA
          Accounts Payable ans Accrued Liabilities                      690,637
                                                                      ---------

    Net cash provided by operating activities                           227,394
                                                                      ---------

Cash flows from investing activities:
    Purchases of property and equipment                                  (2,551)
                                                                      ---------

    Net cash used in investing activities                                (2,551)
                                                                      ---------

Cash flows from financing activities:
    Proceeds from the sale of  Common stock                             112,680
    Proceeds from the sale of  Preferred B stock                          4,907
    Net repayments under line of credit                                (365,180)
    Principal payments on notes payable                                 (57,481)
    Principal payments on lease obligations                              (5,078)
    Principal Borrowings from Related Parties                             3,594
                                                                      ---------

    Net cash used by financing activities                              (306,558)
                                                                      ---------

Net increase in cash                                                    (81,715)

Cash at beginning of period                                             331,899
                                                                      ---------

Cash at end of period                                                 $ 250,184
                                                                      =========


      Supplemental Disclosures of Cash Flow Information

                   Cash Paid during the Five Months Ended for:

                   Interest                                           $  24,485
                                                                      =========

                   Income Taxes                                       $    --
                                                                      =========

Supplemental disclosure on non-cash investing and financing activities:
  See accompanying notes to consolidated financial statements for non-cash investing and financing activities.

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Principals

Basis of Presentation

The financial statements of World Internetworks, Inc. ("WINS" or the "Company") for the five months ended May 31, 2001 are unaudited. Due to the merger with GT Data Corporation (see Note 4) the reporting amounts of WINS are those of the surviving corporation. The results of operations of WINS previously filed in prior years are not included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in WINS Form 8-K filed June 5, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of WINS for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods. Due to the merger with GT Data (see
Note 4) and the fiscal year end of GT Data being December 31, the accompanying consolidated financial statements present the five months period ended of GT Data and TSLi.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $883,606, a stockholders' deficit of $231,899, losses from operations through May 31, 2001 and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase revenues from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Concentration Risk

The Company grants credit to customers within the United States of America and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Three customers accounted for approximately 44% of total product sales for the period ended May 31, 2001, compared to 60% for the same period in 2000.

Revenue Recognition

The Company records sales when goods are shipped to the customer or upon the completion of the services.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Warranty

The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000 at May 31, 2001.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Segments of Business

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Derivative Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of the Company, GT Data Corporation ("GT Data"), and Technical Services & Logistics, Inc. ("TSLi"), which are both wholly owned subsidiaries of WINS. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Business Combination

Effective February 28, 2000, GT Data acquired TSLi in a business combination accounted for as a purchase. Prior to the business combination, one of the majority stockholders of GT Data was a stockholder of TSLi. GT Data issued 975,334 shares of its common stock in exchange for all the outstanding common shares of TSLi. The shares issued for TSLi were valued at $73,150, which represents the estimated fair market value.

The purchase price was allocated to the business acquired based on the relative fair values of the assets acquired and liabilities assumed as follows:

                           Assets                     $ 2,458,514
                           Goodwill                       528,067
                           Liabilities                 (2,913,431)
                                                      -----------
                                                      $   73, 150

The results of operations of TSLi are included in the accompanying consolidated financial statements from March 1, 2000. The following pro forma summary presents consolidated results of operations as if TSLi had been acquired as of the beginning of the Company's fiscal year.

                           Net Sales                  $ 2,739,210
                           Net Loss                   $  (152,093)
                           Loss per common share      $     (0.01)

Note 4 - Merger with GT Data Corporation

On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the Company effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split the Company had 250,000,000 shares authorized and 7,104,114 shares issued and outstanding. Outstanding options and warrants were 224,500 and 815,000 respectively, after the reverse split. On February 27, 2001, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. Pursuant to the Plan of Merger, all of the 7,688,403 outstanding preferred and common shares of GT Data were exchanged for shares of the Company 1 for 1 on a post-split basis and 750,000 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation with the Company as the sole holder of those shares. The transaction was regarded as a "reverse merger" whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 7,165,931 shares of common stock prior to the consummation of the Merger. The number of shares issued in exchange for Newco and GT Data shares under the Plan of Merger is as follows:

      Newco common shareholders                    100   shares of the surviving
                                                         corporation

      GTD:
         Common shares                       6,209,403   shares of the Company
         Series A Preferred                          1   share of the Company
         Series B Preferred                  1,479,000   shares of the Company

                  Total shares issued        7,688,503

Since WINS' continuing operations and balance sheet are insignificant, pro forma financial statements are not presented.

The Plan of Merger also provides for a Registration Rights Agreement for certain shareholders of the Company's common stock that hold shares restricted under
Section 144 whereby their shares will be registered as part of any registration filing undertaken by the Company after the effective date of the Plan of Merger.

Note 5 - Five Month Period

As a result of the company's merger with GT Data, the financial data in this report covers five (5) months of operations for the company's two operating subsidiaries, GT Data and TSLi. Both GT Data and TSLi use the calendar year as their fiscal year, while World Internetworks' fiscal year is March 1 through February 28. As a result of this inconsistency in fiscal years, the financial data in this report represents the operating results of both GT Data and TSLi for January 2001 through May 2001 and March 22, 2001 through May 2001 for World Internetworks.

Note 6 - Notes Payable and Line of Credit

On May 2, 2001 TSLi paid, in full, the remaining balance of both its Asset Based Credit line and Term Note that were payable to a financial institution in the amount of $422,661. TSLi had been in default on the Asset Based Credit line since January 2000 and had been operating under a Forbearance Agreement with a financial institution that required TSLi to remit 10% of its daily cash collections to the financial institution. TSLi is current on its Small Business Administration (SBA) loan payable to the financial institution and is not in default on its remaining Notes Payable.

Note 7 - Stockholders' Equity

In January 2001, GT Data sold 22,000 shares of Series B Preferred stock for $4,907 in cash.

In connection with the reverse merger (see Note 4) the Company issued 9,333,114 (including 1,479,000 for the conversion of Series B Preferred stock on a one to one basis). In addition, certain GT Data shareholders agreed to surrender 7,165,931 shares of common stock.

On May 21, 2001, the Company sold 520,000 shares of common stock to an unrelated investor for $112,680 (net of commissions paid of $17,320). In addition, the investor was granted warrants to purchase 520,000 shares of common stock at an exercise price of $0.25 per share.

On May 18, 2001, the Company granted to a third party service provider warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 valued at $ 75,000 (pursuant to FAS 123 based on the Black-Scholes option pricing model and recorded the amount under License Agreement in the accompanying balance sheet). The warrants vest on the date of grant.

Note 8 - Letter of Intent with Trace Affex, Inc.

On May 3, 2001, the Company entered into a proprietary non-binding Letter of Intent with Trace Affex, Inc., whereby Trace Affex will be merged with or will become a subsidiary of World Internetworks, Inc. Trace Affex is a private company located in San Jose, California and is a leading provider of high-end optical data storage solutions and CD-ROM duplication and printing system solutions. World Internetworks and Trace Affex have agreed to enter into good faith negotiations towards reaching a definitive merger agreement, subject to the terms and conditions set forth in the non-binding Letter of Intent. The transaction is also subject to due diligence and shareholder approval.

The non-binding Letter of Intent that was signed on May 3, 2001 expired on June 2, 2001. World Internetworks and Trace Affex entered into an agreement to extend the non-binding Letter of Intent through July 20, 2001. World Internetworks and Trace Affex are still in the process of negotiating the terms of the merger transaction.

Note 9 - License Agreement

Effective May 18, 2001, the Company entered into a license agreement with a third party. The agreement provides the Company with an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive, as defined. The agreement requires the Company to make an initial payment of $300,000 on or before October 31, 2001, which the Company has not yet made. In addition, the Company is required to make two additional payments of $150,000 each no later than 60 and 120 days after delivery of the actual initial payment. If the Company does not make the subsequent payments, the license will continue on a non-exclusive basis. The Company is required to pay a royalty to the third party for all sales ranging from $250 to $950 for each unit sold, as defined. In connection with this agreement, the Company granted the third party warrants to purchase 300,000 shares of common stock of an exercise price of $0.25 per share valued at $75,000, (pursuant to SFAS 123 based on the Black-Scholes option pricing model) which the Company has capitalized under License Agreement in the accompanying Balance Sheet.

Note 10 - Subsequent Events

On July 3, 2001 the company sold $375,000.00 of 10% convertible, subordinated debentures to an unrelated third party investor in a Regulation S offering. The debentures are convertible into 1,249,875 shares of the company's common stock. In addition to the debentures, the investor also received warrants to purchase an additional 1,249,875 shares of the company's common stock for $0.40 per share.

On July 10, 2001 the company loaned Trace Affex $150,000.00 (the "Loan"), the proceeds of the Loan are to be used solely by Trace Affex for working capital purposes. The Loan bears interest at the rate of 10% per annum, is due and payable in full on May 31, 2002, and is secured by substantially all of the assets of Trace Affex.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Except for historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors. Such risks and uncertainties include, without limitation, World Internetworks' limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, competition, dependence on key personnel, creation and licensing, the management of growth, and World Internetworks' need for additional capital. Except as required by law, World Internetworks undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that World Internetworks files from time-to-time with the SEC.

Overview

World Internetworks, Inc. is a Nevada corporation that was incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. The company was acquired by Wealth International, Inc., a Utah corporation, on August 27, 1996. After the transaction was completed, Impressive Ventures changed its name to Wealth International, Inc. and the operating subsidiary, Wealth Utah, subsequently changed its name to World Internet Marketplace, Inc. In January 1998, Wealth International, Inc. changed its name to World Internetworks, Inc. to more accurately reflect the nature of its business.

On March 22, 2001, World Internetworks acquired all of the outstanding stock of GT Data Corporation and it's wholly owned subsidiary, Technical Services & Logistics, Inc. (TSLi), thereby making GT Data a wholly owned subsidiary of World Internetworks. The transaction was recorded as a reverse merger where GT Data was considered the acquirer because it maintained control after the transaction was completed. Additionally, as part of the GT Data merger, the current management and directors of World Internetworks resigned, and a new management team and board of directors was put in place to run the new operations of the Company. Going forward, the Company will focus its efforts on its newly acquired data storage business. Subsequent to the merger, on April 30, 2001, World Internetworks sold all of the assets of its pre-existing Internet business.

In regard to the following discussion and analysis of the results of operations, comparisons made to the same period last year will only apply to the operations of GT Data and TSLi because they are the surviving operations of the Company.

As a result of the Company's merger with GT Data, the financial data in this report covers five (5) months of operations for the Company's two operating subsidiaries, GT Data and TSLi. Both GT Data and TSLi use the calendar year as their fiscal year, while World Internetworks' fiscal year is March 1 through February 28. As a result of this inconsistency in fiscal years, the financial data in this report represents the operating results of both GT Data and TSLi for January 2001 through May 2001 and March 22, 2001 through May 2001 for World Internetworks.

Results of Operations for the Quarter Ending May 31, 2001

Overview

The significant activities in the first quarter of 2001 focus primarily on the operations of TSLi. While GT Data is operated as a holding company, TSLi is actively engaged in business activities that are the core of the Company's data storage business. For the purposes of this overview, we will concentrate on TSLi's operations.

TSLi's success in growing its partnerships is the main reason for its recent growth. In addition to consistent business with key accounts, TSLi increased its number of programs with two of its larger customers, and is poised for even greater growth if proper financing can be attained. TSLi is now providing hard drive and tape drive repair, as well as remarketing of both new and used mass storage products. The types of programs range from consignment to purchase to a combination of the two.

In addition to the key accounts mentioned above, TSLi's sales strategy has focused on the high-end library and loader accounts. TSLi has signed a service contract with one sizeable loader company, are in negotiations with a second, and have made high-level presentations to two additional companies. While the service options that TSLi offers to these companies are different than those offered to several of our current customers, the deciding factor in gaining this loader/library high-end business was in part predicated on the service mix that we currently perform for customers. TSLi's visibility to a wide variety of products and models opens new avenues that were previously unforeseen.

Assets and Liabilities

At May 31, 2001 total assets of the Company were $3,008,618 compared to total assets of $2,902,194 at December 31, 2000. Cash decreased by $81,715 as the Company continued to invest in its data storage business. Accounts receivable increased only $3,086 despite revenue growth of 134%. Inventories increased by $217,618 as the Company purchased seed inventory for its Vendor Managed Inventory (VMI) programs with several large customers. License Agreement increased by $75,000. The Company also wrote-off approximately $160,000 of inventory deemed obsolete. Fixed assets decreased $77,449 as capital expenditures of approximately $3,000 were offset by depreciation expenses of $80,000.

At May 31, 2001 total liabilities were $3,165,517 compared to total liabilities of $2,899,025 at December 31, 2000. Accounts payable and accrued liabilities increased $690,637 as the Company delayed payment to vendors, while notes payable decreased $442,018, primarily the result of the Company repaying in full both its Asset Based Credit line and Term Note due to a financial institution.

Stockholders' Equity

At May 31, 2001 stockholders' equity was ($156,889), down from $3,169 at December 31, 2000. The decrease in stockholders' equity was due primarily to the Company's net loss of $343,152 for the period ending May 31, 2001. The net loss offset increases to stockholders' equity from the sale of common stock and Series B preferred stock, which netted the Company $117,587, interest accrued in the current period in the amount of $9,503 for subscriptions receivable and value of warrants granted at $75,000.

Revenues

The company's net revenues, all of which were generated by its wholly owned subsidiary, TSLi, were $3,699,001, a 134% increase over the $1,579,805 that TSLi generated in the same five month period of fiscal 2000. The increase was primarily the result of a significant increase in volume from three large customers and the prior year quarter only included TSLi operations from the acquisition date of February 28, 2000. Revenues also benefited from an increase in the scope of our Vendor Managed Inventory (VMI) program with another large customer and the prior year quarter only including TSLi operations from the date of acquisition of February 28, 2000.

Gross Profits

The Company's gross profits, all of which were generated by its wholly owned subsidiary, TSLi, were $1,379,915, or 37.3% of net revenues compared to gross profits of $627,172 or 39.7% of net revenues for the same period last year. Increased volume helped offset the slightly higher cost of sales. Additional staffing, needed for the increased volume, higher material costs, and various costs incurred to initiate the VMI program were the primary factors driving up cost of sales. In addition, TSLi implemented a second shift to properly support increased volume.

Operating Expenses

Operating expenses were $1,689,113 compared to operating expenses of $810,831 for the same period last year. Legal and professional fees increased $225,000 from the same period a year ago, due primarily to the company's merger with GT Data and its fundraising activities. The addition of two full-time salespeople and the implementation of an incentive package for senior management also increased operating expenses.

Interest Expense

Interest for the period was $44,538, down 8% from the $48,377 incurred in the same period last year. The reduction in interest expenses was due primarily to the pay-down, and eventual pay-off, of both the Asset Based Credit line and Term Note with a financial institution.

Liquidity and Capital Resources

At May 31, 2001, the Company had $3,008,618 in total assets, including $250,184 in cash, $883,393 in accounts receivable, and $1,072,152 in inventories and a license agreement of $75,000. The accounts receivable are considered by management to have a high probability of collection. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Also at May 31, 2001, total liabilities were $3,165,517, including accounts payable and accrued liabilities of $2,323,508 and notes payable of $805,304. The accrued liabilities include $323,308 of accrued salary for Robert Genesi, GT Data's Chief Executive Officer. Notes payable includes $470,000 to Robert Genesi and Anthony Giraudo, a director of the company. During the quarter, the Company repaid in full both its Asset Based Credit line and its Term Note, both payable to a financial institution. As of May 31, 2001, the Company had no available credit lines for short-term financing needs.

During the period ended May 31, 2001, the Company's cash flow from operations was $227,394, while net cash used in the quarter was $81,715. The Company's positive cash flow from operations resulted from its ability to delay payment to vendors, resulting in an increase to accounts payable and accrued liabilities. The Company expects its operations to continue using net cash through at least the third quarter of this year as it continues to invest in its data storage business. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

Effective May 18, 2001, the Company entered into a license agreement with a third party. The agreement provides the Company with an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive, as defined. The agreement requires the Company to make an initial payment of $300,000 on or before October 31, 2001, which the Company has not yet made. In addition, the Company is required to make two additional payments of $150,000 each no later than 60 and 120 days after delivery of the actual initial payment. If the Company does not make the subsequent payments, the license will continue on a non-exclusive basis. The Company is required to pay a royalty to the third party for all sales ranging from $250 to $950 for each unit sold, as defined. In connection with this agreement, the Company granted the third party warrants to purchase 300,000 shares of common stock of an exercise price of $0.25 per share valued at $75,000, (pursuant to SFAS 123 based on the Black-Scholes option pricing model) which the Company has capitalized under License Agreement in the accompanying Balance Sheet.

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations.

Going Concern

The Company's independent certified public accountants have stated in their reports included in the Company's Form 8-K dated June 5, 2001 that the Company has negative working capital, borrowings in default, lack of operations history and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on our financial position or results of operations.

Item 2.  Changes in Securities.

On March  22,  2001,  the  Company  issued  7,854,114  shares  of  common  stock
(including 750,000 shares issued to a finder) in exchange for all the outstanding shares of GT Data Corporation in a transaction commonly referred to as a "reverse merger." In addition, the Company issued 1,479,000 shares of common stock in exchange for the conversion of the GT Data preferred stock on a one to one basis.

In May 2001, the Company issued 520,000 shares of common at a price of $0.25 per share, or $130,000 in the aggregate, less a commission paid of $17,320. Such funds were used for working capital purposes.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 14, 2001, the stockholders of WINS, through a written consent in lieu of a meeting of the stockholders, approved the Agreement and Plan of Reorganization and Merger between the Company, GT Data and GTD Acquisition, Inc.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

3.1 Articles of Incorporation filed March 17, 1986, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2, Registration No. 333-35766, as amended (Registrant's Form SB-2).
3.2 Articles of Amendment filed September 5, 1996, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2.

3.3 Certificate Pursuant to section 78.207(4) of the Nevada Revised Statues filed October 11, 1996, which is incorporated herein by reference to
         Exhibit 3.1 to the Registrant's Statement on Form SB-2.
3.4 Certificate Pursuant to section 78.207(4) of the Nevada Revised Statues filed October 24, 1996, which is incorporated herein by reference to
         Exhibit 3.1 to the Registrant's Statement on Form SB-2.
3.5 Certificate of Amendment filed March 30, 1998, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2.
3.6 Certificate of Amendment filed August 31, 1998, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2.
3.7      Certificate  Pursuant  to  Section  78.207(4)  of  the  Nevada  Revised
         Statutes filed March 16, 2001, which is incorporated herein by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-KSB for the year ended February 28, 2001.
3.8 Amended Bylaws of World Internetworks, Inc., which is incorporated herein by reference to Exhibit 3.8 to the Registrant's Annual Report on Form 10-KSB for the year ended February 28, 2001.
10.1 Agreement and Plan of Reorganization and Merger dated February 27, 2001 between World Internetworks, Inc., GTD Acquisition, Inc. and GT Data Corporation, which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Statement on Form 8-K dated March 22, 2001.
10.2     Starlite Licensing Option Agreement*.

*        Filed herewith

(b) Forms 8-K filed during the fiscal quarter ended May 31, 2001 and to date.

         (i)   Form 8-K Current  Report  dated March 22, 2001
         (ii)  Form 8-K Current  Report dated April 9, 2001
         (iii) Form 8-K Current Report dated May 24, 2001
         (iv) Form 8-K/A Current Report dated June 5, 2001 amending the Form 8-K Current Report dated March 22, 2001
         (v)   Form 8-K Current Report dated July 2, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              World Internetworks, Inc.

Date: July 23, 2001                           /s/  Robert Genesi
                                              --------------------------
                                                   Robert Genesi, President