Form 10QSB
period 2001-08-31
WORLD INTERNETWORKS INC
filed 2001-10-22
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2001


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
         ---------

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

Yes [X]  No [ ]


The number of shares outstanding of Registrant's common stock as of July 19, 2001 was: 16,029,956

                            WORLD INTERNETWORKS, INC.

                                TABLE OF CONTENTS



                                                                                                     Page Number
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheet as of August 31, 2001
                  (Unaudited)                                                                                F-1

                 Condensed  Consolidated  Statements of Operations for the three and eight months ended August 31, 2001 and 2000
                   (Unaudited)                                                                         F-2 - F-3

                 Condensed Consolidated Statements of Cash Flows for the
                  eight months ended August 31, 2001 and 2000
                   (Unaudited)                                                                               F-4

                 Notes to Condensed Consolidated Financial Statements                                 F-5 - F-10

     Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                               3 - 6

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                             7

     Item 2.     Changes in Securities                                                                         7

     Item 3.     Defaults upon Senior Securities                                                               7

     Item 4.     Submission of Matters to a Vote of Security Holders                                           7

     Item 5.     Other Information                                                                             7

     Item 6.     Exhibits and Reports on Form 8-K                                                          7 - 8

                 Signatures                                                                                    8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   World Internetworks, Inc. and Subsidiaries

                     Consolidated Balance Sheet (Unaudited)

                                 August 31, 2001


                                     ASSETS
Current assets:
     Cash$                                                                            32,205
     Accounts receivable, net                                                        920,517
     Inventory                                                                     1,196,407
     Notes receivable                                                                150,000
     Prepaid expenses and other assets                                                22,850
                                                                                 -----------
         Total current assets                                                      2,321,979

Property, plant and equipment, net                                                   171,173
Goodwill, net                                                                        475,258
Royalty agreement                                                                     75,000
Other assets                                                                          37,146
                                                                                 -----------

                                                                                 $ 3,080,556

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable                                                   $   375,000
     Accounts payable and accrued liabilities                                      2,299,058
     Accounts payable to related parties                                              32,770
     Notes payable to related parties                                                568,000
     Notes payable                                                                   216,593
     Current installments due under capital leases                                    10,189
                                                                                 -----------
         Total current liabilities                                                 3,501,610
                                                                                 -----------

Shareholders' deficit:
     Series A Preferred stock, $0.001 par value; 1 share authorized;
       no shares issued and outstanding                                                 --
     Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized;
       no shares issued and outstanding                                                 --
     Common stock, $0.001 par value; 40,000,000 shares authorized;
       16,062,517 shares issued and outstanding                                       16,061
     Additional paid-in capital                                                    1,298,740
     Subscriptions receivable                                                       (340,987)
     Accumulated deficit                                                          (1,394,868)
                                                                                 -----------
         Total shareholders' deficit                                                (421,054)
                                                                                 -----------

                                                                                 $ 3,080,556
                                                                                 ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

              For The Three and Eight Months Ended August 31, 2001



                                      Three Months Ended    Eight Months
                                         August 31, 2001    Ended
                                                            August 31, 2001
                                            ------------    ------------
Net sales                                   $  2,127,999    $  5,827,000

Cost of sales                                  1,517,120       3,836,206
                                            ------------    ------------

Gross profit                                     610,879       1,990,794
                                            ------------    ------------

Employee compensation                            394,170       1,518,616
Selling, general and administrative              460,464       1,015,591
                                            ------------    ------------

         Total operating expenses                854,634       2,534,207
                                            ------------    ------------

Operating loss                                  (243,755)       (543,413)
                                            ------------    ------------

Other income (expense):
     Interest, net                               (30,545)        (75,083)
     Other                                         6,306          16,890
                                            ------------    ------------

         Net loss                           $   (267,994)   $   (601,606)
                                            ============    ============

Basic and diluted loss per share            $      (0.02)   $      (0.04)
                                            ============    ============

Basic and diluted weighted average common
 shares outstanding                           16,062,517      15,250,213
                                            ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

              For The Three and Eight Months Ended August 31, 2000


                                      Three Months Ended    Eight Months
                                         August 31, 2000    Ended
                                                            August 31, 2000
                                            ------------    ------------
Net sales                                   $  3,057,592    $  4,637,397

Cost of sales                                 (2,390,961)     (3,352,189)
                                            ------------    ------------

Gross profit                                     666,631       1,285,208
                                            ------------    ------------

Employee compensation                            549,405       1,154,984
Selling, general and administrative              129,079         309,755
                                            ------------    ------------

         Total operating expenses                678,484       1,464,739
                                            ------------    ------------

Operating loss                                   (11,853)       (179,531)

Other income (expense):
     Interest, net                               (29,822)        (57,870)
                                            ------------    ------------

         Net loss                           $    (41,675)   $   (237,401)
                                            ============    ============

Basic and diluted loss per share            $      (0.00)   $      (0.02)
                                            ============    ============

Basic and diluted weighted average common
 shares outstanding                           13,375,334      13,154,579
                                            ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   World Internetworks, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

               For The Eight Months Ended August 31, 2001 and 2000




                                                              2001         2000
                                                            ---------    ---------
Cash flows from operating activities:
     Net loss                                               $(601,606)   $(237,401)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                        148,354      162,404
         Interest earned on subscriptions receivable          (15,204)        --
         Changes in operating assets and liabilities:
              Accounts receivable                             (40,210)     124,717
              Inventories                                    (341,873)    (148,559)
              Prepaid expenses and other                       (5,643)      (6,036)
              Accounts payable and accrued liabilities        666,187     (273,284)
              Accounts payable to related party                  (341)        --
                                                            ---------    ---------

     Net cash used in operating activities                   (190,336)    (378,159)
                                                            ---------    ---------

Cash flows from investing activities:
     Loan to third party                                     (150,000)        --
     Cash obtained in acquisition                                --         75,666
     Purchases of property and equipment                      (13,684)     (19,175)
                                                            ---------    ---------

     Net cash (used in) provided by investing activities     (163,684)      56,491
                                                            ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock                       112,680         --
     Proceeds from sale of Preferred B stock                    4,907      368,500
     Proceeds from the issuance of convertible debentures     375,000         --
     Principal repayments under line of credit               (365,180)        --
     Fees related to financing activities                        --        (57,831)
     Increase in subscriptions receivable                        --        (14,000)
     Principal payments on notes payable                      (64,821)        --
     Principal borrowings on notes payable                       --        176,166
     Principal payments on capital lease obligations           (8,260)      (7,175)
                                                            ---------    ---------

     Net cash provided by financing activities                 54,326      465,660
                                                            ---------    ---------

Net change in cash                                           (299,694)     143,992

Cash, beginning of period                                     331,899        4,839
                                                            ---------    ---------

Cash, end of period                                         $  32,205    $ 148,831
                                                            =========    =========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                           $  58,200    $  57,900
                                                            =========    =========
         Income taxes                                       $    --      $    --
                                                            =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 1 - Organization and Summary of Significant Accounting Principals
----------------------------------------------------------------------

Basis of Presentation
---------------------

The financial statements of World Internetworks, Inc. ("WINS" or the "Company") for the three and eight months ended August 31, 2001 and 2000 are unaudited. Due to the merger with GT Data Corporation (see Note 4) the reporting amounts of WINS are those of the surviving corporation. The results of operations of WINS previously filed in prior years are not included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in WINS Form 8-K filed June 5, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of WINS for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods. Due to the merger with GT Data (see Note 4) and the fiscal year end of GT Data being December 31, the accompanying consolidated financial statements present both the three and eight months period ended of GT Data and TSLi.

Going Concern
-------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,179,631, a stockholders' deficit of $421,054, losses from operations through August 31, 2001 and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase revenues from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition, government regulation, and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Concentration Risk
------------------

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

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 1 - Organization and Summary of Significant Accounting Principals,continued
--------------------------------------------------------------------------------

Three customers accounted for approximately 57% of total product sales for the eight months ending August 31, 2001, compared to 60% for the same period in 2000. The loss of any of these customers may have a material impact on the Company's financial statements and results of operations.

Revenue Recognition
-------------------

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

Warranty
--------

The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000 at August 31, 2001.

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (1,686,338 and zero (0) shares as of August 31, 2001 and 2000, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Segments of Business
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 131("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 1 - Organization and Summary of Significant Accounting Principals,continued
--------------------------------------------------------------------------------

Derivative Instruments
----------------------

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

New Accounting Pronouncements
-----------------------------

In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company has not yet determined the impact, if any, that SFAS No. 142 may have on its financial statements and results of operations.


In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. the Company does not expect SFAS No. 143 to have a material impact on its financial statements.



Note 2 - Principles of Consolidation
------------------------------------

The consolidated financial statements include the accounts of the Company, GT Data Corporation ("GT Data"), and Technical Services & Logistics, Inc. ("TSLi"), which are both wholly owned subsidiaries of WINS. All significant intercompany balances and transactions have been eliminated in consolidation.

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 3 - Business Combination
-----------------------------

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

The purchase price was allocated to the business acquired based on the relative fair values of the assets acquired and liabilities assumed as follows:

                  Assets                                  $       2,458,514
                  Goodwill                                          528,067
                  Liabilities                                    (2,913,431)
                                                           ----------------

                                                          $          73,150
                                                           ================

The results of operations of TSLi are included in the accompanying consolidated financial statements from March 1, 2000. The following pro forma summary presents consolidated results of operations for the eight months ended August 31, 2000 as if TSLi had been acquired as of January 1, 2001.

                  Net sales                               $       5,796,802
                  Net loss                                $        (166,162)
                  Loss per common share                   $           (0.01)

Note 4 - Merger with GT Data Corporation
----------------------------------------

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

         Newco common shareholders                      100     shares of the surviving corporation

      GTD:
         Common shares                            6,209,403     shares of the Company
          Series A Preferred                              1     share of the Company
          Series B Preferred                      1,479,000     shares of the Company
                                            ---------------

         Total shares issued                      7,688,503
                                            ===============

Since WINS' continuing operations and balance sheet are insignificant, pro forma financial statements are not presented.

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 4 - Merger with GT Data Corporation, continued
---------------------------------------------------

The Plan of Merger also provides for a Registration Rights Agreement for certain shareholders of the Company's common stock that hold shares restricted under
Section 144 whereby their shares will be registered as part of any registration filing undertaken by the Company after the effective date of the Plan of Merger.

Note 5 - Eight Month Period
---------------------------

As a result of the Company's merger with GT Data, the financial data in this report covers eight (8) months of operations for the Company's two operating subsidiaries, GT Data and TSLi. Both GT Data and TSLi use the calendar year as their fiscal year, while World Internetworks' fiscal year is March 1 through February 28. As a result of this inconsistency in fiscal years, the financial data in this report represents the operating results of both GT Data and TSLi for January 2001 through August 2001 and January 2000 through August 2000 and World Internetworks for March 22, 2001 through August 2001.

Note 6 - Note Receivable
------------------------

On July 10, 2001 the company loaned Trace Affex (See Note 10), an unrelated third party, $150,000 (the "Loan"), for working capital purposes. The Loan bears interest at the rate of 10% per annum, is due in full on May 31, 2002, and is secured by substantially all of the assets of Trace Affex.

Note 7 - Notes Payable and Line of Credit
-----------------------------------------

On May 2, 2001 TSLi paid the remaining balance of both its Asset Based Credit line and Term Note that were payable to a financial institution totaling $422,661. TSLi had been in default on the Asset Based Credit line since January 2000 and had been operating under a Forbearance Agreement with a financial institution that required TSLi to remit 10% of its daily cash collections to the financial institution. TSLi is current on its Small Business Administration
(SBA) loan payable to the financial institution and is not in default on its remaining notes payable.

Note 8 - Convertible Notes Payable
----------------------------------

On July 3, 2001 the Company sold $375,000 of convertible subordinated debentures in a Reg. S offering. The debentures carry a 10% stated rate of interest and mature on May 31, 2002. The debenture holder has the right, at its option, at any time on or before the close of business on May 31, 2002, to convert the principal and accrued, but unpaid, interest of this debenture into 1,249,875 shares of the Company's common stock. Accrued interest is to be paid on the 30th day of March, June, September, and December of each year beginning on September 30, 2001, until the subordinated debentures due May 31, 2002 has been paid or converted into common stock. As of August 31, 2001, total interest incurred on this note was $6,066, of which, the full amount is accrued under interest payable, which is recorded in accounts payable and accrued liabilities in the accompanying balance sheet. As of the date of this report, management has not been informed that the holder of this note is going to convert such note into Common Stock of the Company.

In addition, the Company issued the investor a warrant for the right to purchase an additional 1,249,875 shares of the Company's common stock at a price of $0.40 per share. Due to the fact that the warrant does not vest until the debenture is converted, the Company has not expensed the fair market value of the warrant. The warrant has an estimated fair market value based on SFAS 123, using the Black-Scholes pricing model, of $137,500. If the debentures are converted, the fair market value of the warrant will be recorded to interest expense in the accompanying statement of operations at the time of conversion.

                   World Internetworks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              For The Three and Eight Months Ended August 31, 2001


Note 9 - Stockholders' Equity
-----------------------------

In January 2001, the Company sold 22,000 shares of Series B Preferred stock for $4,907 in cash.

In connection with the reverse merger (see Note 4) the Company issued 9,333,114 (including 1,479,000 for the conversion of Series B Preferred stock on a one to one basis and 750,000 shares to a finder). In addition, certain GT Data shareholders agreed to surrender 7,165,931 shares of common stock.

On May 21, 2001, the Company sold 520,000 shares of common stock to an unrelated investor for $112,680 (net of commissions paid of $17,320). In addition, the investor was granted warrants to purchase 520,000 shares of common stock at an exercise price of $0.25 per share.

On May 18, 2001, the Company granted to a third party service provider warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 valued at $75,000 (pursuant to SFAS 123 based on the Black-Scholes option pricing model and recorded the amount under License Agreement in the accompanying balance sheet). The warrants vested on the date of grant.

Note 10 - Letter of Intent with Trace Affex, Inc.
-------------------------------------------------

On May 3, 2001, the Company had entered into a proprietary non-binding Letter of Intent with Trace Affex, Inc., whereby Trace Affex was to be merged with or would have become a subsidiary of World Internetworks, Inc. Trace Affex is a private company located in San Jose, California and is a leading provider of high-end optical data storage solutions and CD-ROM duplication and printing system solutions. World Internetworks and Trace Affex had agreed to enter into good faith negotiations towards reaching a definitive merger agreement, subject to the terms and conditions set forth in the non-binding Letter of Intent. The transaction was also subject to due diligence and shareholder approval.

The non-binding Letter of Intent that was signed on May 3, 2001 expired on June 2, 2001. World Internetworks and Trace Affex entered into an agreement to extend the non-binding Letter of Intent through July 20, 2001. On October 2, 2001 the Company announced that its Letter of Intent with Trace Affex had expired and that it will not be renewed.

Note 11 - License Agreement
---------------------------

Effective May 18, 2001, the Company entered into a license agreement with a third party. The agreement provides the Company with an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive, as defined. The agreement requires the Company to make an initial payment of $300,000 on or before October 31, 2001, which the Company has not yet made. In addition, the Company is required to make two additional payments of $150,000 each no later than 60 and 120 days after delivery of the actual initial payment. The Company will capitalize these costs as a license agreement when paid.If the Company does not make the subsequent payments, the license will continue on a non-exclusive basis. The Company is required to pay a royalty to the third party for all sales ranging from $250 to $950 for each unit sold. In connection with this agreement, the Company granted the third party warrants to purchase 300,000 shares of common stock of an exercise price of $0.25 per share valued at $75,000, (pursuant to SFAS 123 based on the Black-Scholes option pricing model) which the Company has capitalized under License Agreement in the accompanying Balance Sheet.

Note 12 - Commitments and Contingencies
---------------------------------------

The Company may from time to time, be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination, or breach of contract actions incidental to the normal operations of its business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Except for historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors. Such risks and uncertainties include, without limitation, World Internetworks' limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, competition, dependence on key personnel, creation and licensing, the management of growth, and WorldInternetworks' need for additional capital. Except as required by law, World Internetworks undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that World Internetworks files from time-to-time with the SEC.

Overview

On March 22, 2001, World Internetworks acquired all of the outstanding stock of GT Data Corporation and it's wholly owned subsidiary, Technical Services & Logistics, Inc. (TSLi), thereby making GT Data a wholly owned subsidiary of World Internetworks. The transaction was recorded as a reverse merger where GT Data was considered the acquirer because it maintained control after the transaction was completed. Additionally, as part of the GT Data merger, the current management and directors of World Internetworks resigned, and a new management team and board of directors was put in place to run the new operations of the Company. Going forward, the Company will focus its efforts on its newly acquired data storage business. Subsequent to the merger, on April 30,2001, World Internetworks sold all of the assets of its pre-existing Internet business.

In regard to the following discussion and analysis of the results of operations, comparisons made to the same period last year will only apply to the operations of GT Data and TSLi because they are the surviving operations of the Company.

As a result of the Company's merger with GT Data, the year-to-date financial data in this report covers eight (8) months of operations for the Company's two operating subsidiaries, GT Data and TSLi. Both GT Data and TSLi use the calendar year as their fiscal year, while World Internetworks' fiscal year is March 1 through February 28. As a result of this inconsistency in fiscal years, the financial data in this report represents the operating results of both GT Data and TSLi for January 2001 through August 2001 and January 2000 through August 2000 and World Internetworks for March 22, 2001 through August 2001.

Results of Operations for the Quarter Ending and Year to Date August 31, 2001

Overview

The significant operational activities in the second quarter of 2001 focus primarily on the operations of TSLi. While GT Data operates as a holding company, TSLi is actively engaged in business activities that are the core of the Company's data storage business. For the purposes of this overview, we will concentrate on TSLi's operations.

TSLi, and the mass storage industry in general, annually face a historic down cycle in revenue performance for the May through August period. TSLi's revenue results for the quarter ended August 31, 2001 reflect this annual trend. In addition, the weakened global economy, particularly in the tech sector, further impacted TSLi's revenue opportunities as large OEMs flooded the market with excess inventory. The flood of excess inventory made buyers scarce, and TSLi's resale business declined drastically, particularly in July and August.

Another factor that impacted TSLi's resale business was the annual summer slowdown of the European economy. TSLi sells to the Eastern bloc countries, and this revenue stream decreased dramatically during the summer months as our European customers shutdown. For reasons unknown to TSLi management, the drop in our European business was more severe this year than in prior years.

Revenue

Net revenue for the quarter ended August 31, 2001 was $2,127,999, down 30.5% from the $3,057,592 generated in the same period in 2000. The revenue for the second quarter of 2000 includes $691,000 generated from two resale transactions that netted the company gross profits of approximately $41,000, or 6% of the $691,000 selling price. Excluding these two transactions, net revenue in the second quarter of 2000 was $2,366,592, 10% more than the revenue in the second quarter of 2001. Repair revenue for the quarter ended August 31, 2001 was $1,488,015 (69.2% of total revenue) with revenue from resale activities making up the remaining $639,984 (30.8%). In the same period last year, repair revenue was $1,420,192 (46.4%) while resale revenue totaled $1,637,400 (53.6%).

For the eight months ended August 31, 2001, revenue was $5,827,000 compared to revenue of $4,637,397 for the same period last year. Revenue for the period ending August 31, 2000 includes only six months of revenue from TSLi because GT Data did not acquire TSLi until month-end February 2000. On a pro forma basis revenue for the first eight months of 2000 was $5,796,802. Revenue increased primarily due to increased repair work from two of our biggest customers, one of which experienced a three (3) month period where its unit volume tripled.

Gross Profit

Gross profit for the quarter ended August 31, 2001 was $610,879, or 28.7% of net revenue, compared to gross profit of $666,631, or 21.8% of net revenue for the same period in fiscal 2000. Gross profit increased due to the increased ratio of repair revenue, which provides a higher gross margin than revenue generated through resale activities.

For the eight months ended August 31, 2001, gross profit was $1,990,794 compared to gross profit of $1,285,208 for the same period last year. For the same period in 2000, only six months of gross profit from TSLi is included because GT Data did not acquire TSLi until month-end February 2000. On a pro forma basis gross profit for the first eight months of 2000 was $1,756,164. The increase in gross profit was attributable to the higher ratio of repair revenue, which provides a higher gross margin then the revenue generated through resale activities.

Gross profit in the recent quarter was adversely affected by the write-off of approximately $92,715 worth of inventory and tighter margins in the resale business. In addition, fewer revenue dollars meant a smaller base to spread fixed overhead costs.

Operating Expenses

Operating expenses in the quarter ended August 31, 2001 were $854,634, up 26% from the $678,484 incurred in the same period last year. Legal and professional fees associated with the reverse merger with World Internetworks and negotiations to merge with Trace Affex were $109,519 in the recent quarter, compared to legal and professional fees of $32,182 in the same period in fiscal 2000. Other factors contributing to the increase in operating expenses were the addition of two full-time sales people at TSLi, an executive compensation plan, increased travel expenses, and higher labor costs at TSLi.

For the eight months ended August 31, 2001, operating expenses were $2,534,207 compared to operating expenses of $1,464,739 for the same period in fiscal 2000. On a pro forma basis, operating expenses were $1,846,150 for the same period last year. Legal and professional fees for the eight months ending August 31, 2001 were $378,922 compared to $62,330 for the same period last year. The Company also incurred expenses of approximately $100,000 of World Internetworks earlier this year. Other factors contributing to the increase in operating expenses were the addition of two full-time salespeople at TSLi, an executive compensation plan at TSLi, increased travel expenses, and higher labor costs at TSLi.

Interest Expense

Net interest expense for the second quarter of 2001 was $20,239 versus $29,822 in the same period last year. Total interest expense for the recent quarter was $30,545, with interest income of $6,306 reducing the net interest expense to the $24,239 shown above. Such interest decreased due to the pay-off of the line of credit and term note in the current quarter.

For the eight-month period, total interest expense was $75,083 compared to $72,211 for the same period last year. On a pro forma basis, total interest expense for the same period in fiscal 2000 was $90,714. Overall, interest expense at TSLi has decreased due to the payoff of the Asset Based Credit line and Term note, while interest expense has increased at GT Data due to the issuance of $375,000 in debentures, finance charges on accounts payable, and the compounding effect of interest on the $470,000 note payable.

As a result of the discussions above, net loss for the three months ended August 31, 2001 was $267,994 compared to a net loss of $41,675 as of August 31, 2000. In addition, the net loss for the eight months ended August 31, 2001 was $601,606 compared to a net loss of $237,401 as of August 31, 2000.

Assets and Liabilities

At August 31, 2001, the Company had total assets of $3,080,556 compared to total assets of $2,902,194 at December 31, 2000. Cash was $32,205 as of August 31, 2001, down $299,694 from the $331,899 cash on hand as of December 31, 2000. The decrease in cash was caused primarily by the Company's cash purchase of approximately $150,000 of inventory, terms cash in advance, from a large OEM during the last week of the quarter and the remittance of approximately $422,661 earlier this year to payoff TSLi's Asset Based Credit line and Term note. As of August 31, 2001 the above mentioned inventory was still in transit and will eventually be refurbished and sold as part of the Company's resale operations. The Company also used cash to pay down various accounts payable and accrued liabilities.

Accounts receivable were $920,517, up $40,210 from the $880,307 on December 31, 2000. Inventories rose $341,873, from $854,534 on December 31, 2000 to $1,196,407 as of August 31, 2001. The majority of the increase in inventories is attributable to the above mentioned inventory purchases and inventory purchased for several new Vendor Managed Inventory (VMI) programs awarded to TSLi

Fixed assets were $171,173, down $111,198 from the $282,371 on December 31, 2000. Fixed asset purchases of $13,684 were offset by $124,882 in depreciation expense. The purchases consisted primarily of computer hardware and software.

Total liabilities on August 31, 2001 were $3,501,605, an increase of $602,580 from the $2,899,025 as of December 31, 2000. Accounts payable and accrued liabilities increased $661,187 to $2,299,058, primarily due to legal and professional fees relating to the World Internetworks merger and the negotiations to merge with Trace Affex and accrued wages for Robert Genesi, the Company's CEO. Notes payable and lease obligations at August 31, 2001 totaled $1,169,782, a decrease of $63,261 from the $1,233,043 on December 31, 2000. The payoff of the Asset Based Credit line and Term note of approximately $430,000 and payments on capital leases of $8,260 were offset by the issuance of $375,000 of convertible subordinated debentures on July 3, 2001

Stockholder's Deficit

Stockholder's deficit was ($421,054) on August 31, 2001, a decrease of $424,223 from the $3,169 as of December 31, 2000. The changes in stockholder's equity were as follows:

         Balance as of December 31, 2000                    $          3,169
         Net Loss                                                   (601,606)
         Interest on subscriptions receivable                        (15,204)
         Issuance of Common Stock and Preferred stock                117,587
         Estimated fair market value of warrants                      75,000
                                                            ----------------

                                                            $       (421,054)
                                                            ================

Liquidity and Capital Resources

As of August 31, 2001, the Company had $3,080,556 in total assets, including $32,205 in cash, $920,517 in accounts receivable, $1,196,407 in inventories, and net fixed assets of $171,173. The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are to large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to those outside the Company.

Also at August 31, 2001, total liabilities were $3,501,606, including accounts payable and accrued liabilities of $2,299,058 notes payable and capital lease obligations of $1,169,782. The accrued liabilities include $372,358 of accrued salary for Robert Genesi, the Company's Chief Executive Officer. Notes payable include $470,000 to Robert Genesi and Anthony Giraudo, a director of the company. As of August 31, 2001, the Company had no available credit lines for short-term financing needs.

During the period ended August 31, 2001, the Company's cash flow used in operations was ($190,336), while net cash used in the period was $299,694. The Company's negative cash flow from operations resulted primarily from the Company's operating loss (601,606) and its inventory purchases ($341,873), which were partially offset by the $666,187 increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the Company delayed payment of legal and professional fees and the salary of Robert Genesi, the Company's CEO.

The Company had negative working capital of $1,179,631 as of August 31, 2001. The Company expects its operations to continue using net cash through at least the third quarter of this year as it continues to invest in its data storage business. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

Item 2.  Changes in Securities.

In January 2001 the Company issued 22,000 shares of Series B preferred at a price of $0.50 per share, or $11,000 in the aggregate, less commissions paid of $6,093.

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

On July 3, 2001 the Company issued $375,000 of 10% convertible subordinated debentures that mature on May 31, 2002. The holder may, at any time on or before the close of business on May 31, 2002, convert the principal and accrued, but unpaid, interest into 1,249,875 shares of the Company's common stock and a warrant for the right to purchase an additional 1,249,875 shares of the Company's common stock at a price of $0.40 per share that vests when the related debenture is converted into Common Stock of the Company.

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

10.2 Starlite Licensing Option Agreement, which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended May 31, 2001.

 (b) Forms 8-K filed during the fiscal quarter ended August 31, 2001 and to date.

         (i) Form 8-K/A Current Report dated June 5, 2001 amending the Form 8-K Current Report dated March 22, 2001
         (ii)  Form 8-K Current Report dated July 2, 2001


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              World Internetworks, Inc.

Date: October 19, 2001,                       /s/  Robert Genesi
                                              ------------------
                                                   Robert Genesi, President