Form 10KSB
period 2001-12-31
WORLD INTERNETWORKS INC
filed 2002-04-01
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________ .

                      Commission file number: 033-05844-NY

                               GTDATA CORPORATION
                 (Name of small business issuer in its charter)

                     Nevada                                  87-0443026
         -------------------------------             ---------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                          Identification No.)

   625 Cochran Street, Simi Valley, California                  93065
   -------------------------------------------       ---------------------------
    (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (805) 582-3600


          Securities registered under Section 12(b) of the Exchange Act

          Title of each class                    Name of each exchange on
                                                     which registered

                  N/A                                       N/A

          Securities registered under Section 12(g) of the Exchange Act

                                       N/A
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $9,048,209.

The aggregate market value of the common stock of the issuer held by non-affiliates as of March 8, 2002, based upon a closing bid price of $0.24 per share on such date, was approximately $1,619,315.

The number of shares outstanding of the issuer's common stock as of March 8, 2002 was 16,062,517 shares.

Transitional Small Business Disclosure Format (check one):        [ ] Yes [X] No

                                Introductory Note

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, inadequate capital, unexpected costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or the fluctuation and volatility of the Company's operating results, financial condition and stock price, dilution in the Company's ownership of its business, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainty inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     Part I

Item 1.  Description of Business.

Organization and History
------------------------

         GTDATA Corporation (the "Company" or "GTDATA") is a Nevada corporation. The Company was originally incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. for the purpose of engaging in any lawful activity or business. In January 1998, we changed our name to World Internetworks, Inc. and in November 2001, we changed our name to GTDATA Corporation.

         GT Data Corporation, a Delaware corporation ("GT Data Delaware") was originally incorporated on April 14, 1998 according to the laws of Colorado. GT Data Delaware was reincorporated according to the laws of Delaware on February 17, 2000. GT Data Delaware is engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers.

Nature of Operations
--------------------

         On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the Plan of Merger) with GTD Acquisition, Inc. ("Newco") and GT Data Delaware. On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 7,104,114 shares issued and outstanding. Outstanding options and warrants were 224,500 and 815,000 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data Delaware, with GT Data Delaware as the surviving subsidiary of the Company. Pursuant to the Plan of Merger, all of the 7,688,403 outstanding series B preferred stock and common stock of GT Data Delaware were exchanged for shares of WINS 1 for 1 on a post-split basis and 750,000 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data Delaware as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data Delaware was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GTDATA Delaware agreed to surrender 7,165,931 shares of common stock prior to the consummation of the Merger.

         As a result of the reverse merger transaction that took place on February 27, 2001, the Company adopted the fiscal year end of the formerly private company, GT Data Delaware, and as a result, the Company's fiscal year end is now December 31. As a result, pursuant to Rule 13a-10 transitional reporting was deemed not required.

Business
--------

Overview

         Our business goal is to become a high-end data storage solutions Company that provides a wide variety of service options to key manufacturers and integrators. We offer repair, remarketing and logistics solutions to the data storage market, including mass storage for original equipment manufacturers and integrators.

         We believe that our core competencies include our in-depth technical expertise and our extensive marketing database. We have also established strategic alliances with mass storage OEMs and other key integrators.

Data Storage and Repair Service

         Through our wholly owned subsidiary Technical Services and Logistics, Inc. ("TSLi"), we offer warranty, repair, sales, logistics and new build services to users of magnetic disk, optical disk, hard disk and magnetic tape. We also offer full service and support capabilities for other mass storage categories, including hard drives, CD ROMs and floppy drives.

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

         The data storage industry is in need of companies that can offer faster cycle times and higher volume commitments. We believe that we have positioned ourselves to take advantage of this opportunity by adapting to our current and potential customers' needs. We have and will continue to concentrate on improving our processes and controls so that we can meet our customers needs in the most efficient and effective manner. In addition, we work closely with OEM partners on proprietary technology and equipment.

         In addition to our tape repair services, we also offer inventory management, advance-exchange and engineering consultation. These added services allow us to provide a full-service infrastructure that includes:

         o        customer service;

         o        technical support;

         o        engineering support;

         o        program management; and

         o        logistics expertise.

Sales and Marketing

         Our goal has been to build OEM strategic partnerships and to leverage these partnerships to build volume business with the major integrators. The volume integrators require their service providers to support a wide variety of brands and models. We believe that we offer this service.

         We also maintain a web site for our customers. Our web site allows customers to track purchase orders and return merchandise authorizations. We intend to continue to develop our Internet tools to fully support our customers' requirements.

         Though we market our services and products worldwide, we devote minimal direct resources to marketing our business. We utilize our OEM base to market our services and products to key integrators. We also advertise our services in trade magazines and participate in industry trade shows.

Dependence on Key Customers and Suppliers

         The  Company   currently  relies  upon  four  (4)  key  customers  that
constitute approximately 43% of the Company's revenues for 2001 and that constituted approximately 40% of the Company's revenues for 2000. If we were to lose any one of these customer accounts, our financial condition and operations would be materially impacted.

         We also rely on two (2) major suppliers for our products and components. If we were to lose one of these key suppliers, it might be difficult for the Company to secure another source of such supplies. As a result, the loss of either of these suppliers may materially impact the Company, its operations and financial condition.

Competitive Business Conditions

         We compete with many established companies offering data storage services, as well as smaller, less established companies. Many of these companies have substantially greater financial, marketing and technological resources, and greater access to customers than us. Recently, the data storage industry has undergone a consolidation, as some of our competitors have been acquired by full-service organizations. However, as the data storage market continues to expand, we expect competition to increase and to see new entrants into the market.

         We believe we have a number of competitive advantages, including our in-depth technical expertise and our value-added services such as full configuration kitting, repair to the component level and quick turnaround time on volume transactions.

Environmental Compliance

         Compliance with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on our financial results, operations or business. The Company did not have any material expenditures for environmental compliance in fiscal 2001. The Company does not currently have and has not budgeted any material estimated expenditures for environmental compliance during 2002. However, potential liability under environmental rules and regulations is ongoing, regardless of whether the Company has complied with existing governmental guidelines.

         The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered or whether compliance will require substantial expenditures by the Company. Based upon current information, the Company expects that future compliance with environmental rules and regulations will not have a material impact on the Company's financial results, operations or business.

Employees

         As of December 31, 2001, the Company had approximately 91 full time employees 6 of who were still in their probationary employment period. None of the Company's employees are represented by a union and we have experienced no work stoppages. We believe our employee relations are favorable.

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

         We currently have limited operating capital and cash resources. As a result, we require substantial funding to meet the expenses of our anticipated business expansion in the data storage industry. Such funding will be used to update our current program offerings; expand and upgrade our Internet capabilities; upgrade our facilities; invest in research and development; take advantage of acquisition opportunities; stabilize and integrate acquisition targets, if any; and meet additional working capital requirements. Our ability to raise funding may be severely limited due to our historical lack of successful operations, our limited assets and the limited public market for our common stock. Our ability to obtain additional funding will also be dependent upon our operating results and financial condition. These factors may make the timing, amount, terms and conditions of additional financing unattractive or impracticable for us. If we are unable to raise more money, our growth could be impeded and our business could be seriously harmed.

We have an immediate need for additional capital to meet our business objectives.

         We anticipate that we will need to raise significant amounts of capital in the very short term to meet the objectives of our proposed business plan, as well as to fund and stabilize our existing business. Failure to raise this capital will severely compromise our business objectives. There is no assurance that we will be able to raise this capital or that it will be on terms that are favorable or acceptable to us.

Our acquisition strategy subjects us to risk.

         As part of our business strategy, we may seek to acquire additional data storage and related companies that offer complimentary products, technologies or services. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. The success of our acquisition strategy will depend largely on our ability to identify suitable acquisition candidates and secure any necessary financing, without diverting management's attention from the operation of our business. Competition for acquisition targets could also result in increased acquisition prices and fewer businesses available for investment.

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

o        potential loss of key employees of the acquired businesses;

o        diversion of management's attention from other business concerns; or

o difficulties related to the integration of acquired businesses with our business.

         For all of the above reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could seriously harm our business.

Our auditor expressed a "going concern" opinion.

         The Independent Auditor's Report for GTDATA and its subsidiaries' audited consolidated financial statements dated February 27, 2002 expresses "substantial doubt about our ability to continue as a going concern," due to our substantial losses from operations, stockholders' deficit and our need to raise sufficient working capital.

         We experienced operating losses of $531,387 and $1,175,394 in fiscal years 2000 and 2001, respectively. We expect that we may continue to incur net losses through 2002 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our strategy of becoming a high-end data storage solutions provider. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

Our wholly owned subsidiary, TSLi, has a history of a bank default, and, as a result, we may have difficulty securing bank financing on terms acceptable to us.

         Our operating subsidiary, TSLi, previously maintained a banking relationship with City National Bank, based in Los Angeles, California. TSLi was in technical default under its borrowings with City National and had entered into a forbearance letter with City National. TSLi is no longer in technical default, has re-paid City National Bank in full and the forbearance letter is no longer in place. As a result of the prior technical default, TSLi, even though it has established a line of credit with a new lender, may experience in the future, difficulties in obtaining additional borrowings and lines of credits from other banks or on terms acceptable to TSLi. If TSLi, or the Company as a whole, is unable to secure and maintain additional bank borrowings and lines of credit, our business may be materially impacted.

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

         We anticipate that we will compete with many established and smaller less established companies offering data storage services. Many of these companies have substantially greater financial, marketing and technological resources, and greater access to customers than us. Our competitors in these markets include Quantum, EMC, IBM and others. Most of these competitors benefit from greater name recognition and have substantially greater resources than we have. In addition, as the data storage market continues to expand, we expect competition to increase and to see new entrants into the market. Our failure to effectively compete in this industry would adversely affect our business. Additionally, our business may be materially impacted by the announcement or introduction of new products or the implementation of effective marketing strategies by our competitors.

If we fail to maintain and establish strategic relationships, we could lose access to sales opportunities.

         We plan to enter into and maintain strategic relationships with companies that will provide us with sales opportunities, access to potential clients and access to technical knowledge. If we fail to establish and maintain strategic relationships with other companies, we could lose access to sales opportunities and the ability to undertake projects and service clients that require the cooperation or support of the other company. Further, because we offer services offered by our existing and potential strategic partners, such partners may elect not to continue or enter into new strategic relationships with us. If we lose existing strategic relationships or are unable to enter into new strategic relationships as needed, our business could be seriously harmed.

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

         The   markets  in  which  we  compete   are   characterized   by  rapid
technological change, frequent new product introductions and evolving industry standards. Customer preferences are difficult to predict and there is no assurance that our products and services will receive customer acceptance. If we fail to keep pace with the rapid industry changes or to effectively manage the introduction of new products and services, our business and reputation could be adversely impacted.

We may be unable to retain our senior management and other key personnel.

         Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. We do not maintain key-person life insurance on senior management or any of our key personnel. If we lose the services of any of these individuals, including, but not limited to, Robert Genesi and Robert Mullaney, our ability to effectively deliver services to our clients and manage our business effectively could be materially impaired.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

         We may not be able to successfully attract or retain highly skilled employees. We have not yet hired several key members of our anticipated management team, which we believe is a necessary requirement for our business success. The computer and data storage industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in software development and other computer-related fields is extremely competitive. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Additionally, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute our earnings per share. If we are unable to hire or retain qualified employees, our business would be adversely impacted.

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

         Our revenues and operating results are subject to significant variation from quarter-to-quarter as a result of a number of factors, including, but not limited to, the mix, size and timing of client engagements commenced and completed during a quarter and the timing of capital expenditures. A high percentage of the expenses relating to our business are relatively fixed, and as a result, a variation in the number of engagements or the timing of the initiation or the completion of such engagements, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter-to-quarter and could result in losses or deferrals of revenues. Additionally, the demand for our services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the purchase of our products and services. We are unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could seriously harm our business.

You should not expect the payment of dividends by us.

         We do not expect to pay dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings. Investors who will need cash dividends from their investment should not purchase our common stock.

You may experience significant dilution.

         We anticipate that we will need to raise significant capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

We are controlled by a limited number of persons.

         A limited number of persons and their affiliates, including current and past management, own over 38% of our outstanding voting stock. Accordingly, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholder's investments.

Item 2.  Description of Property.

         GTDATA Corporation does not currently own any real property. Through our wholly owned subsidiary, GTData Delaware, we lease approximately 50,000 square feet in Simi Valley, California, at approximately $32,000 per month. We maintain our headquarters at this location and our service and repair division, TSLi, also operates from this location. The Simi Valley facility is under a non-cancelable operating lease that expires in January 2005.

Item 3.  Legal Proceedings.

         The Company may, from time-to-time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business.

         We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The only matter submitted to a vote of the security holders during the fiscal year ended December 31, 2001, through a written consent action, was the change of the Company's name from World Internetworks, Inc. to GTDATA Corporation.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol GTDA. There is presently no established trading market for our common stock. The following table reflects the high and low closing price information during the quarter for our common stock as quoted on the OTC Bulletin Board for our last two fiscal years ended December 31, 2000 and December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               Quarter Ended                   High Bid                 Low Bid
               -------------                   --------                 -------
              March 31, 2000                     $7.00                   $1.25
              June 30, 2000                      $6.25                   $2.50
              September 31, 2000                 $3.02                   $0.75
              December 31, 2000                  $1.26                   $0.312
              March 31, 2001 (1)                 $0.75                   $0.313
              June 30, 2001                      $0.563                  $0.12
              September 31, 2001                 $0.29                   $0.12
              December 31, 2001                  $0.30                   $0.09


         (1)  There was a 1 for 2 reverse stock split effective March 20, 2001.

         All references throughout this Annual Report on Form 10-KSB to the number of shares, per share amounts, stock options and market prices of the Company's common stock have been restated to reflect this stock split.

         As of March 8, 2002, we had approximately 554 stockholders of record. This figure does not include beneficial owners or common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

         As of March 23, 2002, the last sales price per share of the Company's common stock, as reported on the Over the Counter Bulletin Board was $0.25.

Dividends

         We have not declared or paid any cash dividends with respect to our common stock, and we do not intend to declare or pay any cash dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

         On March 22, 2001, the Company issued 7,854,114 shares of common stock (including 750,000 shares issued to a finder) in exchange for all the outstanding shares of GT Data Delaware in a transaction commonly referred to as a "reverse merger." In addition, the Company issued 1,479,000 shares of common stock in exchange for the conversion of the GT Data Delaware Series B preferred stock on a one to one basis.

         In May 2001, the Company issued 520,000 shares of common at a price of $0.25 per share, or $130,000 in the aggregate, less a commission paid of $17,320 pursuant to Regulation S. Such funds were used for working capital purposes. In addition, the Company issued the investor a warrant to purchase 520,000 shares of the Company's common stock at an exercise price of $0.25 per share.

         On July 3, 2001 the Company issued $375,000 of 10% convertible subordinated debentures that mature on May 31, 2002 pursuant to Regulation S. The holder may, at any time on or before the close of business on May 31, 2002, convert the principal and accrued, but unpaid, interest into 1,249,875 shares of the Company's common stock. In addition, the Company issued the investor a warrant for the right to purchase an additional 1,249,875 shares of the Company's common stock at an exercise price of $0.40 per share that vests when the related debenture is converted into Common Stock of the Company.

         During the year ended December 31, 2000, GT Data Delaware sold 1 share of series A preferred stock for proceeds of $100.

         During fiscal 2001 and 2000, GT Data Delaware sold 22,000 shares and 1,457,000 shares of series B preferred stock to investors for proceeds of $4,907 and $668,464 (net of commissions paid of $6,093 and $60,036), respectively.

         In October 1999, GT Data Delaware sold 8,000,000 shares of common stock for a stock subscription receivable for $300,000. These notes bear interest at a per annum rate of 7% and remain outstanding as of December 31, 2001.

         In February 2000, GT Data Delaware issued 975,334 shares of common stock in consideration for 100% of the issued and outstanding shares of TSLi. The shares were valued at $73,150 ($0.075), based on management's estimate after considering the restricted nature of the common stock the limited operating history of the Company, and the liquidation preference and the convertible nature of its preferred shares sold on the same date of the acquisition.

         During the year ended December 31, 2000, GT Data Delaware issued options pursuant to the 2000 plan to purchase 5,828,000 shares (126,500 were cancelled during fiscal 2000) of the Company's common stock at exercise prices ranging from $0.075 per share to $0.09 per share (the estimated fair market values at the dates of grant). The options vest over a three-year period from the dates of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, the Company cancelled the remaining 5,701,500 options and issued new options from the reorganized Company to purchase 1,900,012 shares of the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

         Under the terms of the TSLi acquisition agreement and pursuant to the 2000 Plan, GT Data Delaware granted options to purchase 14,500 shares of GT Data Delaware's common stock at an exercise price of $0.075 per share (the estimated fair market value on the date of grant by GT Data Delaware) to employees of TSLi for options which were previously issued to purchase 34,800 shares of TSLi common stock. Due to the exercise price being equal to the estimated fair market value, no additional amount was allocated to the purchase price of the acquisition related to the value of these options. The options vest over a three-year period from the date of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, GT Data Delaware cancelled the 14,500 options and issued new options from the reorganized Company to purchase 4,833 shares the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

         During the year ended December 31, 2001, the Company issued options pursuant to the 2001 Plan to purchase 1,821,667 shares (214,334 were cancelled in fiscal 2001) of the Company's common stock at exercise prices ranging from $0.12 to $0.135 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2011.

         In May 2001, the Company granted to a third party service provider a warrant to purchase up to 300,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at $75,000 (pursuant to SFAS 123 using the Black-Scholes pricing model). The warrant vested on the date of grant and is exercisable through May 2006.

         In December 2001, the Company granted to a note holder a warrant to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued on a pro-rata basis at approximately $14,000 (pursuant to SFAS 123 using the Black-Scholes pricing model). The warrant vested on the date of grant and is exercisable through December 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Overview
--------

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

         The following is a brief overview of the Company and of significant events that occurred in fiscal year 2001. A more detailed analysis of the business operations will follow.

         GTDATA Corporation (the "Company" or "GTDATA") is a Nevada based corporation that operates its wholly owned subsidiaries, Technical Services & Logistics, Inc. (TSLi) and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). TSLi was acquired on February 28, 2000 and specializes in the repair and remarketing of mass storage products such as hard drives, tape drives, tape libraries, CD Roms, and optical drives. TSLi also provides logistics support for its customers through its Vendor Managed Inventory (VMI) programs that deliver refurbished, working drives to the customer within 24 hours. TSLi's primary customers are the major OEMs, although TSLi also provides its products and services to other, smaller companies.

         During fiscal 2001, the Company  entered into  negotiations  with Trace
Affex concerning a possible merger or acquisition. Trace Affex designs and manufactures a line of products which GTDATA management viewed as complementary to TSLi's products and services. After months of negotiations, both companies agreed that it was not in the best interests of both companies to merge and effectively canceled the proposed merger on October 2, 2001. In addition, the Company loaned Trace Affex $150,000 for working capital purposes. The loan accrues interest at 10% and is due on May 31, 2002.

         In April of 2001, the Company sold 520,000 shares of common stock and granted a warrant to purchase an additional 520,000 shares of the Company's common stock at $0.25 per share, to an outside investor for proceeds of $112,680 (net of commissions paid of $17,320). The cash raised in this stock sale was used to pay down accounts payable (approx. $30,000) and to pay for expenses incurred in the selling of World Internetworks Internet operations (approx. $100,000).

         On May 18, 2001 the Company entered into a licensing agreement with a third party that would have provided GTDATA an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive. As part of the agreement, the Company granted the third party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share. The warrant was valued at $75,000 (pursuant to SFAS 123 based on the Black-Scholes option-pricing model) and capitalized under License Agreement on our balance sheet. Near the end of fiscal year 2001, the Company decided it would not produce, or sell, the Starlite tape drive, and effectively canceled the agreement. The Company wrote-off the $75,000 as of year-end 2001.

         In June 2001 the Company issued a convertible note for $375,000, with the note being convertible, at the option of the holder, into 1,249,875 shares of the Company's common stock. The holder of the note also received a warrant to buy an additional 1,249,875 shares of the Company's common stock at $0.40 per share. The note accrues interest at 10% and is due in May 2002.

         On November 15, 2001 TSLi secured a $1,000,000 line of credit with a financial institution, pledging its accounts receivable and inventory as collateral. TSLi also secured a $150,000 term loan from the same institution, pledging its fixed assets as collateral. The credit line has a term of one year with automatic one-year renewal features, as defined, while the term note is for eighteen (18) months. Pursuant to closing on the credit line, TSLi repaid in full it's obligations to its previous lender, which consisted of both a Small Business Administration (SBA) loan and a term note totaling approximately $209,000.

         In November 2001 the Company renewed its lease on the building it rents in Simi Valley, California. The original lease was to expire on January 31, 2002, but the Company signed a new lease that extends the original agreement by three (3) years. The agreement provides for a base rent of $32,000 per month with a $96,000 security deposit (equal to 3 months rent at $32,000 per month), with one month of the security deposit to be applied to the rent due in months thirteen (13) and twenty-five (25).

         During the period of September through December 2001, the Company borrowed funds totaling approximately $192,000 from an investor and a Director of the Company. The breakdown of the $192,000 is as follows:

         Robert Genesi, Chairman and CEO of GTDATA, loaned the Company $90,000 A company owned by Robert Genesi loaned the Company $40,000 A Canadian investor loaned the Company $62,135 US

         These notes are all listed under Notes Payable on our balance sheet and have maturities ranging from three (3) to six (6) months.

         The following analysis of the Company's operations refers primarily to those of TSLi, which constitute the majority of the Company's business activities. GTDATA is primarily a holding company, with only one employee and no offices or tangible assets. The structure of the Company is such that all legal and professional fees, including, but not limited to, audits, taxes, legal, and fund-raising fees are allocated to GTDATA, while TSLi records expenses incurred in the normal course of it's operations. Expenses incurred by GTDATA are primarily wages and legal and professional fees.

         For the purpose of the following analysis, it's important to note that the financial comparisons being made between fiscal year 2001 and fiscal year 2000 include twelve (12) months of TSLi's operations in fiscal year 2001 and only ten (10) months of TSLi's operations in fiscal year 2000. This is due to the fact that GTDATA Delaware acquired TSLi on February 28, 2000, and thereby appropriately does not include TSLi's operating results for January and February 2000. Where applicable, pro forma results will be disclosed showing fiscal year 2000 results had GTDATA Delaware acquired TSLi in January 2000.

Revenue
-------

         Revenue in fiscal year 2001 was $9,048,209, an increase of 1,955,630, or 27.6%, from the $7,092,579 in fiscal year 2000. On a pro forma basis, revenue was up $796,225, or 9.6%, from the $8,251,984 that TSLi generated in the full twelve (12) months of fiscal year 2000. The revenue mix in fiscal year 2001 was $6,116,589 (67.6%) from repair services and $2,931,620 (32.4%) from resale activities. In fiscal year 2000, $4,737,843 (66.8%) in revenue was generated by repair services, while $2,354,736 (33.2%) came from resale activities.

         Five (5) customers accounted for 50.6% ($4,578,394) of total revenue in fiscal year 2001, while three (3) customers accounted for 75.0% ($5,339,870) of revenue in fiscal year 2000. TSLi's four "core" customers, who are major OEMs, accounted for 43.5% ($3,935,970) of fiscal year 2001 revenue compared to 40.4% ($2,865,402) of fiscal year 2000 revenue. Our largest customer, who's one of our core customers, accounted for 18.4% ($1,664,870) of fiscal year 2001 revenue compared to 28.3% ($2,007,200) in fiscal year 2000.

         The increase in revenue was due primarily to increased volume from our above mentioned core customers and the additional revenue generated by our resale activities. Revenue from core customers increased $593,975 year-to-year while resale revenue increased $192,514. This accounts for $786,489 of the $796,225 of "new" revenue.

Gross Profit
------------

         Fiscal year 2001 gross profit was $3,618,849 versus $1,911,072 in fiscal year 2000, an increase of $1,707,777, or 89.4%. On a pro forma basis, fiscal year 2000 gross profit was $2,375,433, with year-to-year growth being 52.2%.

         Fiscal year 2001 gross profit includes a $150,000 write-down of inventory as of year-end and a write-off of approximately $92,715 of scrap inventory. The $150,000 write-down in December was the result of management's analysis of our older inventory, some of which was purchased as far back as 1995. The end result was a $242,715 charge to gross profit and a $150,000 increase in our inventory reserve.

         Gross profit for fiscal year 2001 was 40% of revenue, while gross profit in fiscal year 2000 was 27% of revenue. Factoring out the $150,000 write-down, gross profit in 2001 was 41.7% of revenue. The increase in gross profit was primarily due to the higher volume of repair work from our core customers, with margins on our repair services generally running higher than margins from our resale activities. One of our core customers ran monthly repair volumes triple their norm for approximately three months in 2001, with several more months at volumes double their normal run rate.

Operating Expenses
------------------

         Operating expenses for fiscal year 2001 were $4,794,243 compared to $2,442,459 in fiscal year 2000, an increase of $2,351,784, or 96.3%. On a pro forma basis, operating expenses increased $1,969,050 (69.7%) from the $2,825,193 in fiscal year 2000.

         The primary cause of the increase was legal and professional fees incurred in the reverse merger with World Internetworks and the negotiations to merge with Trace Affex, which ultimately did not occur. Legal and professional fees totaled $485,673 in fiscal year 2001 compared to $196,514 in fiscal year 2000, an increase of $289,159. In fiscal year 2001, $296,787 of legal and professional fees were incurred from January through May, $125,949 were incurred from June through August, and the remaining $62,937 was incurred from September through December. Legal and professional fees declined significantly once the Company completed its reverse merger with World Internetworks and terminated negotiations to merge with Trace Affex. Through the first eight months of 2001, legal and professional fees averaged $52,842 per month compared to $15,734 during the last four months of fiscal year 2001. In fiscal year 2000, legal and professional fees averaged $16,376 per month.

         During fiscal year 2001, the operating results also included an impairment of goodwill in the amount of $463,522. The goodwill associated with the acquisition of TSLi in February 2000 was determined to be impaired as a result of management's assessment that the intangible asset could not be recovered from the expected future operations and cash flows on an undiscounted basis.

         Additional factors resulting in an increase to operating expenses were the hiring of two (2) full-time sales people ($118,301), an executive compensation package that awarded $80,000, in total, to the five (5) senior executives at TSLi (approx. 13% of their base salaries), $100,183 of expenses incurred to sell-off the internet operations of World Internetworks, the write-off of $75,000 for the licensing agreement, and approximately $145,000 for annual merit increases, which averaged 5% of base salaries.

         Operating expenses were further impacted by approximately $1,080,619 for typical costs incurred in the normal course of operations as a result of the increase in business.

Loss from Operations
--------------------

         The Company's loss from operations in fiscal year 2001 was $1,175,394 compared to a loss from operations of $531,387 in fiscal year 2000. On a pro forma basis, the operating loss for the full twelve months of 2000 was $449,760.

         The $644,007 increase in operating loss is due primarily to the increase in legal and professional fees ($289,159), the expenses incurred in the sale of the World Internetworks internet operations ($100,183), the impairment of goodwill ($463,522) and the write-off of the MEII licensing agreement ($75,000). These areas accounted for $927,864 in additional operating expenses in fiscal year 2001 compared to fiscal year 2000 and were partially offset by the income from operations of TSLi, which was approximately $225,000 in fiscal year 2001 compared to an operating loss of approximately $127,539 in fiscal year 2000.

         Loss from operations totaled $543,413 for the eight months ending August 31, 2001. The loss from operations for September through December 2001 was $631,981. Excluding charges for writing down inventory ($150,000), writing off the licensing agreement ($75,000), and writing off the impaired goodwill ($463,522), the Company would have had pro forma income from operations of $56,541 for the period of September through December 2001.

Earnings Before Interest, Taxes, Depreciation, Amortization, and Impairment
---------------------------------------------------------------------------

         Earnings before interest, taxes, depreciation, amortization, and impairment ("EBITDA") in fiscal year 2001 were ($500,157) versus EBITDA of ($345,169) in fiscal year 2000. On a pro forma basis, EBITDA was ($228,265) for the full twelve months of fiscal year 2000.

         Depreciation expense in fiscal year 2001 was $176,507 versus $168,226 in fiscal year 2000, while amortization expense totaled $35,208 in fiscal year 2001 and $29,337 in fiscal year 2000. On a pro forma basis, depreciation expense for the twelve months of 2000 was $204,426 while amortization expense was unchanged at $29,337.

Interest Expense
----------------

         Net interest expense for fiscal year 2001 was $111,477 while net interest expense in fiscal year 2000 was $112,525. On a pro forma basis, net interest expense for the full twelve months of fiscal year 2000 was $123,028. In May 2001, TSLi paid off its original credit line and operated without a credit line until November 2001, which resulted in approximately six (6) months of interest savings. In November 2001, TSLi secured a $1,000,000 credit line with a different financial institution and began incurring interest charges on this new line. The Company also incurred interest charges on $567,000 that it borrowed during fiscal year 2001.

The following is a summary of the net interest expense for fiscal year 2001 and 2000:

                                                                 2001       2000
                                                             --------   --------
Interest Income on Subscriptions Receivable                  $ 22,805     21,000
Interest Income from Note Receivable - Trace Affex              7,636       --
Other Interest Income                                           1,007       --
                                                             --------   --------
         Total Interest Income                                 31,448     21,000
                                                             --------   --------

Interest Expense - Notes Payable to Financial Institutions     52,789     94,890
Interest Expense - Notes Payable to Related Parties            55,979     38,635
Interest Expense - Convertible Note Payable                    19,545       --
Other Interest Expense                                         14,612       --
                                                             --------   --------
         Total Interest Expense                               142,925    133,525
                                                             --------   --------

Net Interest Expense                                         $111,477   $112,525
                                                             ========   ========

Assets and Liabilities
----------------------

         Cash as of December 31, 2001 was $177,317,  down $154,582  (46.6%) from the cash balance of $331,899 at December 31, 2000. The Company borrowed approximately $567,000 via short-term notes and raised an additional $117,587 (net of commissions paid of $23,413) through the sale of the Company's common and series B preferred stock. The Company also secured a new credit line, which resulted in net borrowings of $292,008. During fiscal year 2001, the Company loaned $150,000 to Trace Affex, a company based in San Jose, California that had discussed merging with GTDATA during fiscal year 2001. The Company also used approximately $220,000 to pay for legal and professional fees incurred during the reverse merger with World Internetworks and the merger negotiations with Trace Affex. The Company used approximately $135,000 to purchase seed inventory for a Vendor Managed Inventory (VMI) program that it started for a customer in January 2001. Approximately $59,000 was used to repay debt obligations to our former lender (the Company paid-off its SBA loan and term note totaling approximately $209,000 and entered into a $150,000 term note from its new lender) and another $30,000 was used to pay utility bills dating back to 1999. Additional funds were used to pay vendors, purchase inventory for resale activities, and for other operational activities.

         Net accounts receivable increased $486,538 to $1,366,845, an increase of 55.3% from the $880,307 as of December 31, 2000. Sales to a new customer, whom the Company began doing business with in November 2001, accounted for approximately $640,000 of the accounts receivable at year-end. Excluding the above-mentioned customer, accounts receivable were down approximately $153,000, the result of tighter collection procedures made necessary by our new credit line as well as the Company's need for cash. Allowance for doubtful accounts was approximately $200,000 as of year-end 2001 versus $120,000 at year-end 2000. Management reviewed its accounts receivable at year-end and identified several problem accounts and allocated appropriate reserves in the event these customers could not meet their obligations.

         Net inventories were $1,161,838 at year-end 2001, an increase of $307,304, or 35.9%, from the $854,534 at December 31, 2000. The increase in inventories is attributable to additional inventory that the Company purchased to support the expanded scope of it's Vendor Managed Inventory (VMI) programs and for product purchased for it's resale activities. The Company began two new VMI programs in fiscal year 2001 and had to purchase approximately $135,000 of seed inventory to support this new business. In addition, the Company purchased approximately $100,000 of used product for its resale business, with the product being purchased in the final three months of the year. Inventory reserve at December 31, 2001 was $300,000, double the $150,000 at year-end. The reserve was increased based on management's analysis of the value of our older inventory, some of which was purchased as far back as 1995.

         The following is a summary of net inventories as of December 31, 2001 and 2000:
                                         2001           2000
                                         ----           ----

         Raw Materials              $   104,228    $    50,883
         Work in Process                346,853        359,543
         Finished Goods               1,010,757        594,108
         Inventory Reserve             (300,000)      (150,000)
                                    -----------    -----------
                  Net Inventories   $ 1,161,838    $   854,534
                                    ===========    ===========

         Property and equipment, net of depreciation, was $128,665 at December 31, 2001, a decrease of $153,706, or 54.4%, from the $282,371 at year-end 2000.
Depreciation and amortization expense for fiscal year 2001 was $176,507 and capital purchases were $22,801.

         Intangible assets, which consisted of goodwill incurred when GTDATA Delaware acquired TSLi, was fully expensed at year-end 2001. Intangible assets totaled $498,730 at December 31, 2000 and were amortized at the rate of $2,934 per month for the full twelve months of 2001. At December 31, 2001 the unamortized goodwill totaling 463,522 was written-off to operations based on management's analysis that the balance of goodwill was not recoverable from the expected future cash flows.

         Accounts payable and accrued liabilities totaled $1,673,811 as of December 31, 2001, an increase of $406,141, or 36.1%, from the $1,267,670 at
December 31, 2000. Legal and professional fees owed increased from $28,542 as of December 31, 2000 to $197,301 as of year-end 2001, an increase of $168,759. An additional $169,978 was owed to another vendor for product purchased for resale activities. Interest payable, which was $70,929 at December 31, 2000, increased $67,404 to $138,333 as of year-end 2001. Included in the $1,673,811 is $230,339 of accrued liabilities for TSLi UK, a former subsidiary of TSLi US that was closed at year-end 1999 due to a lack of profitability.

         Accrued payroll was $588,882 at year-end 2001, an increase of $185,037, or 45.8%, from the $403,845 as of December 31, 2000. The increase was due to the delaying of payment of wages for Robert Genesi, the Company's Chairman and CEO. Mr. Genesi's base pay is $180,000 per year.

         Notes payable and other debt totaled $1,928,323 at year-end 2001, an increase of $700,813 (52.3%) from the $1,227,510 as of December 31, 2000. The amount owed on our line of credit was $657,188 at year-end 2001, up $292,008 from the $365,180 at year-end 2000. Notes to related parties increased by $130,000, from $568,000 to $698,000, as GTDATA's Chairman and CEO, and a company he is a shareholder in, loaned $130,000 to the Company. The Company also borrowed an additional $437,135 from outside investors. The following is a comparison of significant debt obligations as of December 31, 2001 and 2000:

                                                   2001         2000
                                             ----------   ----------
         Credit Line                         $  657,188   $  365,180
         Term Note to Lender                    136,000      281,414
         Notes Payable to Company Founders      470,000      470,000
         Convertible Note Payable               375,000         --
         Note Payable to Related Parties        228,000       98,000
         Capital Leases                            --         12,916
         Other Note Payable                      62,135         --
                                             ----------   ----------
                                             $1,928,323   $1,227,510
                                             ==========   ==========

Stockholder's Deficit
---------------------

         Stockholders' deficit as of December 31, 2001 was $1,101,563 compared to stockholders' equity of $3,169 on December 31, 2000, a decrease of $1,104,732. During fiscal year 2001, the Company sold 520,000 shares of common stock for net proceeds of $112,680 (net of commissions of $17,320) and 22,000 shares of series B preferred stock for net proceeds of $4,907 (net of commissions of $6,093). Prior to the reverse merger with World Internetworks, certain shareholders of GTDATA Delaware surrendered 7,165,931 shares of GTDATA Delaware's common stock, with common stock being reduced by $7,165 and additional paid-in capital being increased by the same amount. Additionally, series B preferred stock was converted to common stock of the Company on a one-for-one basis, with common stock increasing by $1,479 and series B preferred stock being reduced to zero.

         Per the merger agreement, the Company issued 750,000 shares of common stock as a finder's fee and an additional 7,104,114 shares of common stock to GTDATA shareholders. The common stock was valued at par, or $0.001 per share, and increased common stock by $7,854 while decreasing additional paid-in capital by the identical amount.

         During the year, stockholders' equity was reduced by $22,805 due to accrued interest on subscriptions receivable and $1,288,471 by the Company's net loss in fiscal year 2001. Stockholders' equity was increased by $75,000 due to the issuance of a warrant to purchase 300,000 shares of the Company's common stock for a licensing agreement. An additional warrant to purchase 100,000 shares of common stock was issued with debt, with the estimated value of $13,957 increasing additional paid-in capital. The following is a summary of stockholders' deficit for fiscal year 2001:

         Stockholder's Equity at December 31, 2000                                $     3,169
         Net Loss - fiscal year 2001                                               (1,288,471)
         Warrants issued for licensing agreement                                       75,000
         Warrants issued with debt                                                     13,957
         Proceeds from Sale of common stock, net of commissions paid of $17,320       112,680
         Proceeds from sale of series B preferred stock,
                  net of commissions paid of $6,903                                     4,907
         Accrued interest on subscriptions receivable                                 (22,805)
                                                                                  -----------
                  Stockholders' deficit as of December 31, 2001                   ($1,101,563)
                                                                                  ===========

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001, the Company had $3,089,453 in total assets, including $177,317 in cash, $1,366,845 in accounts receivable, $1,161,838 in inventories, and net fixed assets of $128,665. Accounts receivable increased due to $640,000 of sales to a new customer, whom the Company began doing business with in November 2001. Excluding the $640,000 in sales to this customer, accounts receivable were down on a year-to-year basis. Inventories increased as the Company bought approximately $135,000 of seed inventory for a new Vendor Managed Inventory (VMI) program. The Company also made additional inventory purchases for resale activities.

         The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are from large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment.

         Also at December 31, 2001, total liabilities were $4,191,016, including accounts payable, accrued liabilities, and accrued payroll of $2,262,693, notes and related party notes payable of $1,271,135, and a line of credit for $657,188. The accrued liabilities include $396,922 of accrued salary for Robert Genesi, the Company's Chief Executive Officer. Notes payable include $470,000 to Robert Genesi and Anthony Giraudo, a founder of the Company. Notes payable also include a $90,000 note to Robert Genesi and a $40,000 note to a company in which Mr. Genesi is a shareholder. As of December 31, 2001, the Company had approximately $113,000 of additional availability on its credit line.

         During the year ended December 31, 2001, cash used in operations was $800,181, while net cash used in the period was $154,582. The Company's negative cash flow from operations resulted primarily from the Company's operating loss of ($1,288,471) and from cash used for accounts receivable ($566,538) and inventory purchases ($307,304). Cash from accounts payable and accrued liabilities was $406,141, cash from accrued payroll was $185,037, and cash from depreciation and amortization totaled $211,715. Accounts payable and accrued liabilities increased primarily due to the Company delaying payment of legal and professional fees and the salary of Robert Genesi, the Company's CEO. Cash from operations also included one-time charges for the impairment of goodwill in the amount of $463,522 and for the estimated market value of warrants issued for $88,957.

         Cash used for investing was $172,801, with $150,000 used to loan funds to Trace Affex and the remaining $22,801 used to purchase capital equipment, primarily computers.

         Cash from financing activities was $818,400, with $375,000 from the issuance of a convertible note, $292,008 from net borrowings on our credit line, $212,135 from borrowings on long-term debt ($150,000 via a term loan with our new lender and $62,125 from an investor), $130,000 from short-term borrowings from the Company's CEO and a company that he's an owner of, and $112,680 and $4,907 net proceeds from the issuance of the Company's common stock and series B preferred stock, respectively. These cash inflows were offset by $295,414 used to repay principal on long-term debt and $12,916 used to pay capital lease obligations.

         The Company had negative working capital of $1,253,974 as of December 31, 2001. The Company expects its operations to continue using net cash through at least the first quarter of this year as it continues to invest in its TSLi operations and pay down debts. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financing in a timely manner, on a basis favorable to the Company, or at all.

Equity, Short-Term, and Long-Term Financing
-------------------------------------------

         The Company is actively pursuing all potential financing options as it looks to secure additional cash to both grow and stabilize its business operations. Management will review any financing options at its disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from equity or debt financing.

Capital Expenditures
--------------------

         The Company is not planning any significant capital purchases for fiscal year 2002. The Company will, depending on the availability of cash, purchase several new computer systems for its production line.

Inflation
---------

         Management believes that inflation has not had a material effect on the Company's results of operations.

Going Concern
-------------

         The Company's independent certified public accountants have stated in their reports, included in this Form 10-KSB, that the Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Item 7.  Financial Statements.

                      GT DATA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Reports............................................. F-1

Consolidated Balance Sheet................................................ F-3

Consolidated Statements of Operations..................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit)................. F-5

Consolidated Statements of Cash Flows..................................... F-7

Notes to Consolidated Financial Statements................................ F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GT Data Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of GT Data Corporation and subsidiaries (collectively, the "Company"), as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GT Data Corporation and Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $1,253,974 and a stockholders' deficit of $1,101,563 at December 31, 2001, losses from operations through December 31, 2001 and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



By: /s/ Squar, Milner, Reehl & Williamson, LLP
----------------------------------------------
        Squar, Milner, Reehl & Williamson, LLP

February 27, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GTDATA Corporation


We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows of GTDATA Corporation and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GTDATA Corporation for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




By: /s/ CORBIN & WERTZ
----------------------
        CORBIN & WERTZ
Irvine, California
May 16, 2001

                      GT DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                                   2001
                                                                               -----------
                                     ASSETS
Current Assets
     Cash                                                                      $   177,317
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $200,000                                      1,366,845
     Inventories                                                                 1,161,838
     Prepaid expenses and other current assets                                      31,005
     Note and interest receivable                                                  157,637
                                                                               -----------
         Total current assets                                                    2,894,642

Property and Equipment, net                                                        128,665

Other Assets                                                                        66,146
                                                                               -----------

                                                                               $ 3,089,453
                                                                               ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued liabilities                                  $ 1,673,811
     Accrued payroll and related expenses                                          588,882
     Line of credit                                                                657,188
     Convertible note payable                                                      375,000
     Current portion of long-term debt                                             155,735
     Notes payable to related parties                                              698,000
                                                                               -----------
         Total current liabilities                                               4,148,616

Long-term debt, net of current portion                                              42,400
                                                                               -----------

Total liabilities                                                                4,191,016
                                                                               -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
     Series A preferred stock, $0.001 par value; 1 share
        authorized, issued and outstanding                                            --
     Series B preferred stock, $0.001 par value; 10,000,000
         shares authorized; no shares issued and outstanding
                                                                               -----------
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 16,062,517 shares issued and outstanding
                                                                                    16,063
     Additional paid in capital                                                  1,312,695
     Subscriptions receivable                                                     (348,588)
     Accumulated deficit                                                        (2,081,733)
                                                                               -----------
         Total stockholders' equity (deficit)                                   (1,101,563)
                                                                               -----------

                                                                               $ 3,089,453
                                                                               ===========

            See independent auditors' reports and accompanying notes
                         to these financial statements.

                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000

                                                2001            2000
                                            ------------    ------------
NET SALES                                   $  9,048,209    $  7,092,579

COST OF SALES                                  5,429,360       5,181,507
                                            ------------    ------------

GROSS PROFIT                                   3,618,849       1,911,072
                                            ------------    ------------

OPERATING EXPENSES
     Employee compensation                     2,748,635       1,647,816
     Selling, general and administrative       1,582,086         794,643
     Impairment of goodwill                      463,522            --
                                            ------------    ------------
                                               4,794,243       2,442,459
                                            ------------    ------------

OPERATING LOSS                                (1,175,394)       (531,387)
                                            ------------    ------------

OTHER EXPENSES
     Interest expense, net                      (111,477)       (112,525)
     Other, net                                     --           (11,345)
                                            ------------    ------------
         Total other expenses                   (111,477)       (123,870)
                                            ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
                                              (1,286,871)       (655,257)

PROVISION FOR INCOME TAXES                         1,600           1,600
                                            ------------    ------------

NET LOSS                                    $ (1,288,471)   $   (656,857)
                                            ============    ============

BASIC AND DILUTED NET LOSS AVAILABLE TO
     COMMON STOCKHOLDERS PER COMMON SHARE   $      (0.08)   $      (0.05)
                                            ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                       15,419,573      13,228,366
                                            ============    ============

            See independent auditors' reports and accompanying notes
                         to these financial statements.

                                                 GT DATA CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               For Each of the Years in the Two-Year Period Ended December 31, 2001
                                                           (SPLIT TABLE)

                                                       Preferred A             Preferred B             Common Stock
                                                   Shares      Amount      Shares       Amount       Shares       Amount
                                                 ----------   --------   ----------   ----------   ----------   ----------
Balances, January 1, 2000                              --     $   --           --     $     --     12,400,000 $     12,400

Issuance of Series A Preferred

  Stock for cash                                          1       --           --           --           --           --

Issuance of Series B Preferred Stock

  for cash, net of commissions paid of $60,036         --         --      1,457,000        1,457         --           --

Estimated fair market value of common

  stock issued for the purchase of TSLI                --         --           --           --        975,334          975


Interest earned on subscriptions receivable            --         --           --           --           --           --


Net loss                                               --         --           --           --           --           --
                                                 ----------   --------   ----------   ----------   ----------   ----------
Balance at December 31, 2000                              1       --      1,457,000        1,457   13,375,334       13,375
                                                 ----------   --------   ----------   ----------   ----------   ----------

                                                                                           Total
                                                 Additional                             Stockholders'
                                                  Paid In   Subscriptions  Accumulated     Equity
                                                  Capital    Receivable      Deficit     (Deficit)
                                                ----------   ----------    ----------    ----------
Balances, January 1, 2000                       $  368,100   $ (304,783)   $ (136,405)   $  (60,688)

Issuance of Series A Preferred

  Stock for cash                                       100         --            --             100

Issuance of Series B Preferred Stock

  for cash, net of commissions paid of $60,03      667,007         --            --         668,464

Estimated fair market value of common

  stock issued for the purchase of TSLI             72,175         --            --          73,150


Interest earned on subscriptions receivable           --        (21,000)         --         (21,000)


Net loss                                              --           --        (656,857)     (656,857)
                                                ----------   ----------    ----------    ----------
Balance at December 31, 2000                     1,107,382     (325,783)     (793,262)        3,169

                                                 GT DATA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 For Each of the Years in the Two-Year Period Ended December 31, 2001
                                                           (SPLIT TABLE)

                                                      Preferred A              Preferred B                  Common Stock
                                                    Shares    Amount      Shares         Amount         Shares         Amount
                                                 -----------   -----   -----------    -----------    -----------    -----------
Issuance of Series B Preferred Stock for cash,
  net of commissions paid of $6,093                     --      --          22,000             22           --             --

Shares surrendered in connection with the
merger with WINS                                        --      --            --             --       (7,165,931)        (7,165)

Conversion of Series B Preferred Stock into
  common stock                                          --      --      (1,479,000)        (1,479)     1,479,000          1,479

Common stock issued in connection with the
merger with WINS                                        --      --            --             --        7,854,114          7,854

Restricted common stock issued for cash, net
of commissions paid of $17,320                          --      --            --             --          520,000            520

Interest earned on subscriptions receivable             --      --            --             --             --             --

Estimated fair market value of options
granted for license                                     --      --            --             --             --             --

Estimated fair market value of warrants
granted in connection with debt                         --      --            --             --             --             --

Net loss                                                --      --            --             --             --             --
                                                 -----------   -----   -----------    -----------    -----------    -----------
Balance at December 31, 2001                               1   $--            --      $      --       16,062,517    $    16,063
                                                 ===========   =====   ===========    ===========    ===========    ===========

                                                                                                Total
                                                  Additional                                 Stockholders'
                                                   Paid In     Subscriptions    Accumulated     Equity
                                                   Capital      Receivable      Deficit        (Deficit)
                                                 -----------    -----------    -----------    -----------
Issuance of Series B Preferred Stock for cash,
  net of commissions paid of $6,093                    4,885           --             --            4,907

Shares surrendered in connection with the
merger with WINS                                       7,165           --             --             --

Conversion of Series B Preferred Stock into

  common stock                                          --             --             --             --

Common stock issued in connection with the
merger with WINS                                      (7,854)          --             --             --

Restricted common stock issued for cash, net
of commissions paid of $17,320                       112,160           --             --          112,680


Interest earned on subscriptions receivable             --          (22,805)          --          (22,805)

Estimated fair market value of options
granted for license                                   75,000           --             --           75,000

Estimated fair market value of warrants
granted in connection with debt                       13,957           --             --           13,957


Net loss                                                --             --       (1,288,471)    (1,288,471)
                                                 -----------    -----------    -----------    -----------
Balance at December 31, 2001                     $ 1,312,695    $  (348,588)   $(2,081,733)   $(1,101,563)
                                                 ===========    ===========    ===========    ===========

                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                    2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(1,288,471)   $  (656,857)
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Interest income on note receivable                      (7,637)          --
              Depreciation and amortization                          211,715        197,563
              Loss on impairment of goodwill                         463,522           --
              Estimated fair market value of options issued           75,000           --
                  for license
              Estimated fair market value of warrants issued          13,957           --
                  with debt
              Interest accrued on subscriptions receivable           (22,805)       (21,000)
              Allowance for doubtful accounts                         80,000           --
              Changes in operating assets and liabilities:
                      Accounts receivable                           (566,538)        85,051
                      Inventories                                   (307,304)       (97,588)
                      Prepaid expenses and other current              (7,008)        (1,104)
                           assets
                      Income taxes receivable                           --          180,879
                      Other assets                                   (35,790)          --
                      Accounts payable and accrued liabilities       406,141        402,204
                      Accrued payroll and related expenses           185,037           --
                                                                 -----------    -----------

Net cash (used in) provided by operating activities                 (800,181)        89,148
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash obtained in acquisition                                       --           75,666
     Issuance of note receivable                                    (150,000)          --
     Purchases of property and equipment                             (22,801)       (24,181)
                                                                 -----------    -----------
Net cash (used in) provided by investing activities                 (172,801)        51,485
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of Series B Preferred Stock,
     net of commissions paid of $6,093 and $60,036,
     respectively                                                      4,907        668,564
     Proceeds from the issuance of common stock, net of
     commissions paid of $17,320                                     112,680           --
     Net borrowings (repayments) under line of credit                292,008       (295,469)
     Principal repayments on capital lease obligations               (12,916)       (10,248)
     Borrowings on long-term debt                                    212,135           --
     Principal repayments on long-term debt                         (295,414)      (543,330)
     Borrowings on convertible note payable                          375,000           --
     Borrowings on notes payable to related parties                  130,000        470,000
     Principal repayments on notes payable to related parties           --         (100,000)
                                                                 -----------    -----------
Net cash provided by financing activities                            818,400        189,517
                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH                                     (154,582)       330,150

CASH - beginning of year                                             331,899          1,749
                                                                 -----------    -----------

CASH - end of year                                               $   177,317    $   331,899

                                                                 ===========    ===========

See independent auditors' reports and accompanying notes to these financial statements.


                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

     Interest       $131,452   $ 93,916
                    ========   ========

     Income taxes   $  1,600   $   --
                    ========   ========

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31, 2001 and 2000.

See independent auditors' reports and accompanying notes to these financial statements.

                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GT Data Corporation (the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. The Company is engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers. The Company completed a reverse merger with a publicly traded "shell" company (see Note 2) in February 2001 and trades on the Over-The-Counter Bulletin Board under the symbol "GTDA".

Principles of Consolidation

The consolidated financial statements include the accounts of GT Data Delaware and Technical Services and Logistics, Inc. ("TSLI") (see Note 2), wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,253,974 and a stockholders' deficit of $1,101,563 at December 31, 2001, losses from operations through December 31, 2001 and a lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Risks and Uncertainties

The Company operates in highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for losses on accounts receivable, valuation for losses on obsolete inventory and the actual realization of inventory and valuation on deferred taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable, accrued liabilities, line of credit and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of notes payable to related parties and related party payables are not determinable as these transactions are with related parties.

Concentrations

The Company grants credit to customers within the United States of America and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Five customers and three customers accounted for approximately 50% and 75% of total product sales for fiscal 2001 and 2000, respectively. At December 31, 2001, three customers accounted for approximately 70% of accounts receivable.

Inventories

Inventories are stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value (see Note 3).

Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on accompanying consolidated balance sheet.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss included in the consolidated statement of operations.

Intangible Assets

Intangible assets included goodwill which represented the excess of the purchase price over the estimated fair value of the net assets acquired (see Note 2). Goodwill was being amortized using the straight-line method over 15 years. Regularly, the Company assesses the intangible assets for impairment based on the recoverability of the balances from expected future operations and cash flows, on an undiscounted basis. At December 31, 2001, the Company assessed the Goodwill to be impaired and wrote off the remaining balance (see below).

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 2001, management determined that the Company's long-lived assets have been impaired as follows:
   o Management wrote down the value of goodwill obtained in connection with the acquisition of TSLI (see Notes 2 and 5). Due to the goodwill associated with the acquisition being impaired and the change in market conditions for the related assets, the Company recognized an impairment loss of approximately $465,000 on the related goodwill in the accompanying consolidated statements of operations.

   o Management wrote down the value of capitalized licenses in connection with warrants valued at $75,000 (see Notes 11 and 12).

Management believes that the impairment losses recognized on long-lived assets, including intangible assets and other assets, are adequate. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in additional future long-lived asset impairments.

Stock Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date grant, between the fair value of the Company's common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 12).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Revenue Recognition

The Company records sales when goods are shipped to the customer or upon the completion of the service.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Warranty

The Company provides warranties ranging form ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2001.

Advertising

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $33,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (1,778,260 and 1,457,000 shares were considered additional common stock equivalents at December 31, 2001 and 2000, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 14).

Comprehensive Income

The Company has adopted statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

Segments

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16,
"Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

2. BUSINESS COMBINATIONS

Acquisition of TSLI

Effective February 28, 2000, the Company acquired TSLI in a business combination accounted for as a purchase. Prior to the business combination, one of the majority stockholders of the Company was a stockholder of TSLI. The Company issued 975,334 shares of its common stock in exchange for all the outstanding common shares of TSLI. The shares issued for TSLI were valued at $73,150 ($0.075 per share) which represents the estimated fair market value. Management of the Company estimated the value of the Company's shares exchanged after considering the restricted nature of the common stock, the limited operating history of the Company, the liquidation preference and the convertible nature of its preferred shares sold on the same date of the acquisition.

The purchase price was allocated to the business acquired based on the relative fair values of the assets acquired and liabilities assumed, as follows:

    Assets        $ 2,458,514
    Goodwill          528,067
    Liabilities    (2,913,431)
                  -----------
                  $    73,150
                  ===========

The results of operations of TSLI are included in the accompanying consolidated financial statements from March 1, 2000. The following proforma summary presents consolidated results of operations as if TSLI had been acquired as of the beginning of the Company's 2000 fiscal year.

                             Year Ended
                            December 31,
                               2000
                            -----------
    Net sales               $$8,251,984
                            ===========

    Net loss                $  (585,620)
                            ===========

    Loss per common share   $     (0.04)
                            ===========

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2000 or which may be obtained in the future.

The balance of goodwill at December 31, 2001 was written off when the Company determined that the goodwill was not recoverable from future undiscounted cash flows of TSLI assets (see Note 5).

Reverse Merger

On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the Plan of Merger) with GTD Acquisition, Inc. ("Newco") and GT Data Corporation. On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 7,104,114 shares issued and outstanding. Outstanding options and warrants were 224,500 and 815,000 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the Merger). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 7,688,403 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 750,000 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 7,165,931 shares of common stock prior to the consummation of the Merger. The number of shares issued in exchange for Newco and GT Data shares under the Plan of Merger is as follows:

    Newco common shareholders          100  shares of the surviving corporation
    GTD:
       Common shares             6,209,403   shares of the Company
       Series B preferred        1,479,000   shares of the Company
                                 ---------
    Total shares issued          7,688,503
                                 =========

Since WINS' continuing operations and balance sheet are insignificant, a pro-forma consolidated balance sheet and consolidated statements of operations are not presented here.

The plan of Merger also provides for a Registration Rights Agreement for certain stockholders of the Company's common stock that hold shares restricted under
Section 144 whereby their shares will be registered as part of any registration filing under taken by the Company after the effective date of the plan of Merger.

3.  INVENTORIES

Inventories consist of the following at December 31, 2001:
  Raw materials                                                                    $   104,228
  Work in progress                                                                     346,853
  Finished goods                                                                       710,757
                                                                                   -----------
                                                                                   $ 1,161,838
                                                                                   ===========

4.  PROPERTY AND EQUIPMENT

 Property and equipment consist of the following at December 31, 2001:

  Machinery and equipment                                                          $   503,381
  Automobiles                                                                           14,513
  Furniture and fixtures                                                               331,649
  Software                                                                             143,980
  Leasehold improvements                                                                82,044
                                                                                   -----------
                                                                                     1,075,567

  Less accumulated depreciation and amortization                                      (946,902)
                                                                                   -----------

                                                                                   $   128,665
                                                                                   ===========

Depreciation and amortization expense was $176,507 and $168,226 for the years ended December 31, 2001 and 2000, respectively

5.  INTANGIBLE ASSETS

Intangible assets consisted of goodwill associated with the acquisition of TSLI in fiscal 2000 (see Note 2). The Company assessed the intangible assets for impairment at December 31, 2001 based on the recoverability of the balances from expected future operating cash flows on an undiscounted cash flow basis. As of December 31, 2001, the Company assessed the goodwill to be impaired and wrote off the remaining balance


  Goodwill                                                                         $   528,067
  Accumulated amortization                                                             (64,545)
                                                                                   -----------
                                                                                       463,522
  Less impairment                                                                     (463,522)
                                                                                   -----------

                                                                                   $        --
                                                                                   ===========

Total amortization expense related to goodwill was $35,208 and $29,337 for the years ended December 31, 2001 and 2000, respectively.

6.  NOTE RECEIVABLE

During the year ended December 31, 2001, the Company entered into a proprietary non-binding Letter of Intent with Trace Affex, Inc., whereby Trace Affex would have been merged with or become a subsidiary of the Company. The non-binding Letter of Intent was signed on May 3, 2001 and expired on June 2, 2001. The Company announced on October 2, 2001 that the non-binding Letter of Intent would not be renewed.

In addition, the Company loaned Trace Affex $150,000 (the "Loan") for working capital purposes. The Loan bears interest at the rate of 10% per annum, is due and payable in full on May 31, 2002, and is secured by substantially all of the assets of Trace Affex. The Company has recognized interest income of approximately $7,600 in connection with the Loan which has been recorded in note and interest receivable in the accompanying consolidated balance sheet at December 31, 2001.

7.  LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matures in November 2002 with one-year renewal features, as defined. The Line bears interest at the greater of 10.00% per annum or at the prime rate (5.00% at December 31, 2001) plus 5.00% per annum, but at no time shall the monthly interest expense be less than $4,000. The Line is secured by substantially all of the assets of the Company. The terms of the Line agreement provide for borrowing of up to the lesser of $1,000,000 or 70% of eligible accounts receivable, as defined, of which approximately $110,000 was available at December 31, 2001. At December 31, 2001, the Company's outstanding borrowings totaled $657,188. The Line requires the Company to maintain certain financial and non-financial covenants, including, but not limited to, certain net worth and solvency ratio covenants, which the Company was in compliance with as of December 31, 2001. Interest expense incurred on the Line totaled approximately $5,500 for the year ended December 31, 2001. The Company had a previous line of credit with a serperate financial institution, of which, interest expense incurred totaled approximately $15,000 and $45,000 for the years ended December 31, 2001 and 2000, respectively.


8.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2001:

Note  payable  to  a  financial   institution;   payable  in  weekly   principal
     installments  of  $2,800  through  March  2002,  at which  time the  weekly principal  installments will be reduced to $1,500. In addition, the Company is to make monthly interest  payments at the greater of 11.00% per annum or at the prime rate (5.00% at December 31, 2001) plus 6.00%. The note matures
     in July 2003.                                                                      $          136,000

Note payable to a third  party,  guaranteed  by the  President  of the  Company;
     payable on the maturity  date of March 19, 2002,  plus  interest at 15%. In addition,  the  Company  issued the note holder a warrant to purchase up to
     100,000 shares of the Company's common stock at an exercise price
     of $0.25 per share (see Note 12).                                                              62,135
                                                                                        ------------------

                                                                                                   198,135

Less current portion                                                                              (155,735)
                                                                                        ------------------

                                                                                        $           42,400
                                                                                        ==================

Future minimum principal payments on long-term debt are as follows:

Years ending December 31:
2002                                                                                    $          155,735
2003                                                                                                42,400
                                                                                        ------------------
                                                                                        $          198,135
                                                                                        ==================

9.  CONVERTIBLE NOTE PAYABLE

In July 2001, the Company sold $375,000 of convertible subordinated debentures in an offering under Regulation S of the Securities and Exchange Commission. The debentures carry a 10% stated rate of interest and mature on May 31, 2002. The debenture holder has the right, at its option, at any time on or before the close of business on May 31, 2002, to convert the principal and accrued, but unpaid, interest of these debentures into 1,249,875 shares of the Company's common stock. Accrued interest is to be paid on a quarterly basis beginning on September 30, 2001, until the subordinated debentures have been paid or converted into common stock. As of December 31, 2001, total interest expense incurred on this note was approximately $19,500, of which, approximately $9,700 has not been paid and is accrued in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

In addition, the Company issued the debenture holder a warrant for the right to purchase an additional 1,249,875 shares of the Company's restricted common stock at a price of $0.40 per share. Due to the fact that the warrant does not vest until the debenture is converted, the Company has not expensed the fair market value of the warrant. The warrant has an estimated pro rata fair market value of $137,500 (pursuant to SFAS 123 based on the Black-Scholes pricing model) (see
Note 12). If the debentures are converted, the fair market value of the warrant will be recorded to interest expense in the accompanying consolidated statement of operations at the time of conversion.

10. RELATED PARTY TRANSACTIONS

Notes Payable

 Working  capital  loans  from  two of the  Company's  major  stockholders.  The borrowings accrue interest at 8% and are due on demand.  Total interest expense incurred  on these  borrowings  was  approximately  $45,200 and $12,800 for the years ended December 31, 2001 and 2000, respectively,  of which,  approximately
 $58,000 is accrued  under  accounts  payable  and  accrued  liabilities  in the accompanying consolidated balance
 sheet at December 31, 2001.                                                            $          470,000

Working capital loans from a stockholder. The borrowings, which are subordinated to the Line (see Note 7) and note payable to a financial  institution  (see Note
8),  accrue  interest  at 7% per annum  and are due on  demand.  Total  interest expense  incurred on these  borrowings  was  approximately  $9,000 for the years ended December 31, 2001 and 2000, respectively,  of which, approximately $42,000 is accrued under accounts  payable and accrued  liabilities in the  accompanying consolidated balance
sheet at December 31, 2001.                                                                         98,000

Working capital loans from related parties. The borrowings accrue interest at 8%
 per annum and mature through  November 2002. Total interest expense incurred on these borrowings was
 approximately $1,600 for the year ended December 31, 2001.                                        130,000
                                                                                        ------------------
Total                                                                                   $          698,000
                                                                                        ==================

Related Party Payables

Related party payables represent expenses of the Company paid by an officer of the Company. The advances bear no interest and totaled approximately $33,000 at December 31, 2001, which is accrued in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

In addition, the Company has accrued wages due to one of its employees and major stockholders. The balance due of approximately $397,000 has been included in accrued payroll and related expenses in the accompanying consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under operating lease agreements, which expire on various dates through January 2005 and provide for monthly lease payments ranging from $280 to $32,000.

The future minimum annual lease payments under these agreements are as follows:

Year Ending December 31;
                        2002   $  398,000
                        2003      398,000
                        2004      397,000
                        2005       32,000
                               ----------

Total minimum lease payments   $1,225,000
                               ==========

For  the  years  ended  December  31,  2001  and  2000,   rent  expense  totaled
approximately $380,000 and $370,000, respectively.

Legal

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

License Agreement

Effective May 18, 2001, the Company entered into a license agreement with a third party. The agreement would have provided the Company with an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive, as defined. The agreement required the Company to make an initial payment of $300,000 on or before October 31, 2001, which the Company did not make. In addition, the Company was required to make two additional payments of $150,000 each no later that 60 and 120 days after delivery of the actual initial payment. Since the Company did not make the required payments, the license was to continue on a non-exclusive basis. The Company was to be required to pay a royalty to the third party for all sales ranging from $250 to $950 for each unit sold. In connection with this agreement, the Company granted the third party warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share, valued at $75,000, (pursuant to SFAS 123 based on the
Black-Scholes pricing model) which the Company had originally capitalized. Effective December 2001, the Company terminated the License agreement and wrote off the capitalized value of the warrants of $75,000 to general and
administrative   expenses  in  the  accompanying   consolidated   statements  of
operations.

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $0.50 per share, subject to future adjustments, as defined. During the year ended December 31, 2000, the Company sold 1 share of Preferred A for proceeds of $100.

During fiscal 2000, the Board of Directors had designated 10,000,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $0.50 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $0.50 plus the amount of any accrued and unpaid dividends by the conversion price of $0.50 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class.

During fiscal 2001 and 2000, the Company sold 22,000 shares and 1,457,000 shares of Preferred B to investors for proceeds of $4,907 and $668,464 (net of commissions paid of $6,093 and $60,036), respectively.

In connection with the reverse merger (see Note 2), the Company converted the 1,479,000 Preferred B shares into 1,479,000 shares of the Company's common stock (see below).

Stock Split

On February 17, 2000, the Company's Board of Directors approved a two-for-one stock split. All references throughout these financial statements and notes to number of shares, per share amount, stock option and market prices of the Company's common stock have been restated to reflect such stock split.

Common Stock

In October 1999, the Company sold 8,000,000 shares of common stock for a stock subscription receivable for $300,000. These notes bear interest at a per annum rate of 7% and remain outstanding as of December 31, 2001. The Company recognized interest income in the amount $22,805 and $21,000 during the years ended December 31, 2001 and 2000, respectively, which is recorded in subscriptions receivable at December 31, 2001. The Company has classified the subscriptions receivable as an increase in stockholders' deficit.

In February 2000, the Company issued 975,334 shares of common stock in consideration for 100% of the issued and outstanding shares of TSLI (see Note
2). The shares were valued at $73,150 ($0.075), based on management's estimate after considering the restricted nature of the common stock, the limited operating history of the Company, and the liquidation preference and the convertible nature of its preferred shares sold on the same date of the acquisition.

In connection with the reverse merger (see Note 2), the Company issued 9,333,114 shares of common stock (including 1,479,000 for the conversion of Series B Preferred stock on a one to one basis and 750,000 shares to a finder). In addition, certain shareholders agreed to surrender 7,165,931 shares of common stock.

In May 2001, the Company sold 520,000 shares of common stock to an unrelated investor for proceeds of $112,680 (net of commissions paid of $17,320). In addition, the Company granted the investor a warrant to purchase up to 520,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share (see below).

Stock Options

In February 2000, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2000 Stock Option Plan ("the 2000 plan"). As amended, a total of 3,333,333 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

In March 2001, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2001 Stock Option Plan ("the 2001 plan"). A total of 10,000,000 shares of common stock are reserved for issuance under the 2001 plan. The exercise price for each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2001 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

During the year ended December 31, 2000, the Company issued options pursuant to the 2000 plan to purchase 5,828,000 shares (126,500 were cancelled during fiscal
2000) of the Company's common stock at exercise prices ranging from $0.075 per share to $0.09 per share (the estimated fair market values at the dates of grant). The options vest over a three-year period from the dates of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS (see Note 2), the Company cancelled the remaining 5,701,500 options and issued new options from the reorganized Company to purchase 1,900,012 shares of the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

Under the terms of the TSLI acquisition agreement and pursuant to the 2000 plan, the Company granted options to purchase 14,500 shares of the Company's common stock at an exercise price of $0.075 per share (the estimated fair market value on the date of grant by the Company) to employees of TSLI for options which were previously issued to purchase 34,800 shares of TSLI common stock. Due to the exercise price per share being equal to the estimated fair market value per share, no additional amount was allocated to the purchase price of the acquisition related to the value of these options (see Note 2). The options vest over a three-year period from the date of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS (see Note 2), the Company cancelled the 14,500 options and issued new options from the reorganized Company to purchase 4,833 shares of the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

During the year ended December 31, 2001, the Company issued options pursuant to the 2001 plan to purchase 1,821,667 shares (214,334 were cancelled in fiscal
2001) of the Company's common stock at exercise prices ranging from $0.12 to $0.135 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2011.

The following is a status of the stock options outstanding at December 31, 2001 and the changes during the two years then ended:

                                                                       Year Ended December 31,
                                                          2001                                       2000
                                             ----------------------------------        --------------------------------
                                                                    Weighted                                 Weighted
                                                                    Average                                  Average
                                                Options              Price               Options              Price
                                             --------------       -------------        ------------        ------------
Outstanding, beginning of year                    5,716,000       $       0.08                  -          $        -
      Granted                                     3,726,512               0.128           5,842,500                0.08
      Options outstanding
         Pursuant to the Reorganization
          of WINS (see Note 2)                      224,500               1.01                  -                   -
      Exercised                                         -                   -                   -                   -
      Cancelled/Forfeited                        (5,930,334)              0.08             (126,500)              0.08
                                             --------------       -------------        ------------        ------------

Outstanding, end of year                          3,736,678       $       0.18            5,716,000        $      0.08
                                             ==============       =============        ============        ============

Exercisable, end of year                          1,085,226       $       0.316           1,344,344        $       0.08
                                             ==============       =============        ============        ============

Weighted average fair
  value of options granted                                       $        0.12                            $       0.02
                                             ==============       =============        ============        ============

3,512,178 of the outstanding options at December 31, 2001 have exercise prices between $0.12 per share to $0.135 per share, with a weighted average exercise price of $0.13 and a weighted average remaining contractual life of 9 years. 860,726 of these options are exercisable at December 31, 2001. 224,500 of the options outstanding at December 31, 2001 have exercise prices between $0.80 per share to $2.50 per share, with a weighted average exercise price of

$1.01 per share and a weighted average remaining contractual life of 3 years. All of the 224,500 options are exercisable at December 31, 2001.

Had compensation costs for the Company's 2001 and 2000 options granted to employees been determined under SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranging from 366% to 416% and 0.00%, respectively, (iii) weighted average risk free interest rate of approximately 4.50% and 6.25%, respectively and (iv) average expected useful life of 5 years. As a result, the Company's net loss and net loss per share for the years ended December 31, 2001 and 2000 would have approximated the pro forma amount below:

                      2001          2000
                   -----------    -----------
Net loss:
     As reported   $(1,288,471)   $  (656,857)
                   ===========    ===========
     Proforma      $(1,406,134)   $  (673,744)
                   ===========    ===========

Loss per share:
     As reported   $     (0.08)   $     (0.05)
                   ===========    ===========
     Proforma      $     (0.09)   $     (0.05)
                   ===========    ===========

Warrants

From time to time, the Company issues warrants pursuant to various consulting agreements.

In May 2001, the Company granted to an investor a warrant to purchase up to 520,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share (see above). The warrant vested on the date of grant and is exercisable through October 2002. As the warrant was issued in connection with fundraising activities, no consulting expense was recognized in the consolidated statements of operations.

In May 2001, the Company granted to a third party service provider a warrant to purchase up to 300,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at $75,000 (pursuant to SFAS 123 using the Black-Scholes pricing model). The warrant vested on the date of grant and is exercisable through May 2006. The Company originally capitalized the value of the warrant under a License agreement that the Company terminated during fiscal year 2001 (see Note 11). As a result, the Company wrote off the entire amount of $75,000 to general and administrative expense in the accompanying statements of operations for the year ended December 31, 2001.

In July 2001, the Company granted to an investor a warrant to purchase up to 1,249,875 shares of the Company's restricted common stock at an exercise price of $0.40 per share valued on a pro-rata basis at approximately $137,500 (pursuant to SFAS 123 using the Black-Scholes pricing model)(see Note 9). The warrant vests upon the conversion of the related debt and is exercisable through November 2002.

In December 2001, the Company granted to a note holder a warrant to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued on a pro-rata basis at approximately $14,000 (pursuant to SFAS 123 using the Black-Scholes pricing model) (see Note 8), that was recorded as a debt discount and immediately amortized to interest expense in the accompanying statements of operations. The warrant vested on the date of grant and is exercisable through December 2006.

The following represents a summary of warrants outstanding for the years ended December 31, 2001 (there was no warrant activity or warrants outstanding as of and for the year-ended December 31, 2000):

                                                              Weighted Average
                                                  Warrants    Exercise Price
                                                  ---------   --------
Outstanding, January 1, 2001                           --     $   --
         Granted                                  2,169,875       0.34
         Options outstanding pursuant to the
            reorganization of WINS (see Note 2)     815,000       4.00
         Exercised                                     --         --
         Expired/forfeited                             --         --
                                                  ---------   --------
Outstanding, December 31, 2001                    2,984,875   $   1.34
                                                  =========   ========

Exercisable                                       1,735,000   $   2.01
                                                  =========   ========

Weighted average fair value of warrants granted               $   0.24
                                                              ========

2,169,875 of the warrants outstanding at December 31, 2001 have an exercise prices ranging from $0.25 per share to $0.40 per share, with a weighted average exercise price of $0.34 and a weighted average remaining contractual life of 2.4 years. 920,000 of these warrants are exercisable at December 31, 2001. 815,000 of the outstanding warrants have an exercise price of $4.00 per share, with a weighted average exercise price of $4.00 and a weighted average remaining contractual life of .5 years. All of these warrants are exercisable at December 31, 2001.

The fair value of each warrant granted during 2001 for services is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 380%, (iii) weighted average risk free interest rate of approximately 4.5%, and (iv) average expected life of 5 years.

13. INCOME TAX PROVISION

Income tax expense for the years ended December 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the income from continuing operations before provision for income taxes as a result of the following:

                                               2001         2000
                                            ---------    ---------
Computed "expected" tax (benefit) expense   $(438,000)   $(222,787)

Reduction in income taxes resulting from:
    Change in valuation allowance             523,000      261,017
    Other                                       1,600        1,600
    State and local income taxes,
      net of federal benefit                  (85,000)     (38,230)
                                            ---------    ---------
                                            $   1,600    $   1,600
                                            =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are presented below:

Deferred tax assets:
    Accounts receivable, principally due to allowance for doubtful
      accounts                                                          $   80,000
    Inventories, principally due to allowance for obsolete inventory       120,000
    Goodwill, principally due to impairment                                185,000
    Net operating loss carryforwards                                       444,000
                                                                        ----------

        Total gross deferred tax assets                                    829,000

        Less valuation allowance                                          (829,000)
                                                                        ----------

        Net deferred tax assets                                         $      -
                                                                        ==========

The valuation allowance for deferred tax assets from continuing operations as of January 1, 2001 was $306,000. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $523,000.

As of December 31, 2001, the Company had tax net operating loss carryforwards of approximately $1,200,000 and $560,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2002 and 2022.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

14. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001 and 2000:

                                                            2001           2000
                                                        ------------    ------------
Numerator for basic and diluted earnings per share:
      Net loss charged to common stockholders           $ (1,288,471)   $   (656,857)
                                                        ------------    ------------

Denominator for basic and diluted earnings per share:
      Weighted average shares                             15,419,573      13,228,366
                                                        ------------    ------------

Basic and diluted earnings per share                    $       (0.8)   $      (0.05)
                                                        ============    ============

15. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan. Substantially all employees of the Company who have attained the age of 21 and completed three months of service are eligible participants of the plan. The Company does not match contributions of the plan. As a result, the costs related to the plan were insignificant to the Company during fiscal 2001 and 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective January 18, 2002, the Company dismissed Corbin & Wertz as its principal accountant. There were no disagreements between the Company and Corbin & Wertz during the interim periods in which the Company retained Corbin & Wertz as its principal accountant.

         Effective January 18, 2002, the Company engaged Squar, Milner, Reehl & Williamson, LLP to act as the Company's principal accountant and auditor. The board of directors of the Company recommended the engagement of Squar, Milner, Reehl & Williamson, LLP as the Company's principal accountant.


                                    Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal officers and positions with the Company held by each person and the date each person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve one year terms or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

                                                                             Date of            Date of
                                                                           Election or      Termination or
          Name              Age               Positions Held               Designation        Resignation
------------------------- -------- ------------------------------------- ----------------- ------------------

Robert Genesi               64     Chief Executive Officer President,          3/01                *
                                   Secretary and Chairman of the Board

Robert Mullaney             44     Executive Vice President- Sales and         3/01                *
                                   President TSLi

John Genesi                 37     Chief Financial Officer TSLi                3/01                *

Gary Potts                   -     Director                                   12/01                *

Anthony Giraudo              -     Director                                    3/01              10/01

Steven Hansen               44     President and Director                      2/99          3/01 and 4/01

Randal Roberts              48     Director                                    2/99              3/01

Gary Winterton              33     Director                                    2/99              3/01

* These persons presently serve in the capacities indicated.

         Robert Genesi. Mr. Genesi is a co-founder of GTData Corporation and has extensive experience with start-up companies and turnaround situations in the technology sector, including the storage industry sector. He has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms. Prior to co-founding GTData Corporation, Mr. Genesi was President and CEO of IData Corporation, a company that develops linear storage products. Mr. Genesi was President and COO or Read-Rite Corporation from 1987 to 1993, President and CEO of Rexon Corporation from 1994 to 1996, and President and CEO of DAS Devices from 1997 to 1998. He has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.

         Robert Mullaney. Mr. Mullaney is currently Executive Vice President - Sales for GTDATA and CEO and President of TSLi, a company that he has led from its start-up over 5 years ago. TSLi is engaged in the mass storage service business and provides solutions for hard drives, tape drives and other mass storage products. Mr. Mullaney has more than 22 years of direct mass storage service and manufacturing experience at companies including, Rexon Corporation and DEI. His areas of expertise include critical growth components such as market distribution and sales, major program negotiations, new product marketing and senior management assembling and implementation.

         John Genesi. Mr. Genesi is currently CFO of TSLi and has been since March, 2000. Prior to joining TSLi, he was Controller and Accounting Manager of DAS Devices, Inc., a data storage related company, from February 1997 to April 1999. Mr. Genesi has more than 12 years of financial management experience and is experienced in all facets of financial reporting, systems and control.

         Gary Potts. Mr. Potts was the President and CEO of MaxOptix Corporation from 1995 to 2001, a company that develops, manufacturers and sells optical disk drives and media supporting high performance data acquisition and archiving. He has over 10 years experience in the technology industry. Mr. Potts was also Vice President and CFO of Mountain Network Solutions, Inc. and National Water Management Corporation. In addition, he has significant experience in raising venture capital.

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

         Randall Roberts and Gary Winterton resigned as directors or World Internetworks in March 2001, and Steve Hansen resigned as an officer and a director or World Internetworks in March 2001 and April 2001, respectively. Due to their resignations, biographical information is not included. Please see our Form 10-KSB filed for period ended February 28, 2000 for their biographical information.

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

Key Employees

         Gary Mendelsohn. Mr. Mendelsohn is the Director of Customer Service for TSLi and has been since 1997. He has been in the tape drive and storage industry for more than 20 years. Mr. Mendelsohn has managed customer service and inside sales operations, with a direct emphasis on tape OEM qualification and support.

         Jesus Duperon. Mr. Duperon is the Director of Operations for TSLi and has been since 2000. Prior to that, he was Quality Leader and IS Director for TSLi. Mr. Duperon has over 12 years of direct experience in the quality and IS area. He was instrumental in TSLi gaining its ISO9002 certification.

Item 10. Executive Compensation.

         The summary compensation table shows certain compensation information for services rendered for the years ended December 31, 2001, 2000 and 1999. Other than as set forth herein, no executive officers' salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------ ----------------------------------- -------------
                                                                               Long Term Compensation
------------------------------------------------------------------------ ----------------------------------- -------------
                                         Annual Compensation                     Awards            Payouts
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------
                                                                                      Securities
                                                                         Restricted   Underlying   LTIP        All Other
Name and Principal    Year    Salary ($)   Bonus($)     Other Annual       Stock      Options/    Payouts    Compensation
     Position                                          Compensation($)   Award(s)($)   SARs (#)      ($)         ($)
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------
Robert Genesi,       2001     $206,000        -0-        $81,965(2)          --           --         --           --
Chief Executive
Officer, President
and Secretary(1)
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------
Robert Mullaney,     2001     $230,935      $39,500      $84,639(3)          --       700,000/0      --           --
Executive Vice
President-Sales
and President -
TSLi(1)
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------
John Genesi,         2001     $104,625      $21,500      $11,507(4)          --       400,000/0      --           --
Chief Financial
Officer - TSLi(1)
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------
Steven H. Hansen     2001       $96,000       -0-            -0-             --           --         --           --
President(5)         2000     $84,800(7)      -0-            -0-          $262,500(7)     --         --           --
                     1999(6)      -0-         -0-            -0-             --           --         --           --
-------------------- -------- ------------ ---------- ------------------ ------------ ----------- ---------- -------------

(1) Compensation is only included for fiscal 2001 for Messrs. Robert Genesi, Robert Mullaney and John Genesi since they first became executive officers in fiscal 2001.

(2)      Includes $67,665 for housing allowance and $14,300 for car allowance.

(3) Includes $27,830 for repayment of a personal loan, $20,000 for cashed out accrued vacation and $16,800 for car allowance.

(4)      Includes $11,507 for car allowance.

(5)      Mr. Hansen resigned as President in March 2001.

(6) Mr. Hansen did not receive any compensation during the 1999 fiscal year.

(7) Mr. Hansen received $262,500 for services paid with World Internetworks common stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       % of Total
                                  Number of           Options/SARs
                                  Securities           Granted to
                              Underlying Options      Employees in      Exercise Price Per
           Name                   Granted (#)        Fiscal Year (1)       Share ($/SH)       Expiration Date
----------------------------- -------------------- -------------------- -------------------- ----------------
Robert Genesi                         --                   --                   --                 --
Robert Mullaney                     700,000               38.5%                $0.12             9/24/11
John Genesi                         400,000               22.0%                $0.12             9/24/11
Steven K. Hansen                      --                   --                   --                 --

(1) GTDATA granted options to purchase 1,821,667 shares of common stock to employees in fiscal year 2001.

          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END


                                                                 Number of Securities      Value of Unexercised
                                                                Underlying Unexercised         In-the-Money
                                                                Options/SARs at FY-End    Options/SARs at FY-End
                                  Shares                                 (#)                        ($)
                                Acquired on                          Exercisable/              Execersable/
            Name               Exercise (#)    Value Realized       Unexercisable            Unexercisable(1)
----------------------------- ---------------- --------------- ------------------------- --------------------------
Robert Genesi                       -0-             -0-            444,444/222,222             $6,665/$3,333
Robert Mullaney                     -0-             -0-            111,111/922,222            $1,667/$24,333
John Genesi                         -0-             -0-            127,779/488,888            $1,916/$13,333
Steven K. Hansen                    -0-             -0-                   --                        --

(1)      The  stock  price  for the  Company's  stock on the  Over  the  Counter
         Bulletin Board at December 31, 2001 was $0.15 per share.


         In February 2000, GT Data Delaware board of directors and majority shareholders approved and adopted the GT Data Corporation 2000 Stock Option Plan (the "2000 Plan"). As amended, a total of 3,333,333 shares of common stock are reserved for issuance under the 2000 Plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The plan shall terminate ten (10) years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         In March 2001, the Company's board of directors and majority shareholders approved and adopted the GTDATA Corporation 2001 Stock Option Plan (the "2001 Plan"). As amended, total of 10,000,000 shares of common stock are reserved for issuance under the 2001 Plan. The exercise price of each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         During the year ended December 31, 2000, GT Data Delaware issued options pursuant to the 2000 Plan to purchase 5,828,000 shares (126,500 were cancelled during fiscal 2000) of the GT Data Delaware's common stock at exercise prices ranging from $0.075 per share to $0.09 per share (the estimated fair market values at the dates of grant). The options vest over a three-year period from the dates of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, GT Data Delaware cancelled the remaining 5,701,500 options and issued new options from the reorganized Company to purchase 1,900,012 shares of the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

          Under the terms of the TSLi acquisition agreement and pursuant to the 2000 Plan, GT Data Delaware granted options to purchase 14,500 shares of the Company's common stock at an exercise price of $0.075 per share (the estimated fair market value on the date of grant by GT Data Delaware) to employees of TSLi for options which were previously issued to purchase 34,800 shares of TSLi common stock. Due to the exercise price being equal to the estimated fair market value, no additional amount was allocated to the purchase price of the acquisition related to the value of these options. The options vest over a three-year period from the date of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, GT Data Delaware cancelled the 14,500 options and issued new options from the reorganized Company to purchase 4,833 shares the Company's common stock at an exercise price of $0.135 per share. All terms and vesting requirements remained identical to the original options issued.

         During the year ended December 31, 2001, the Company issued options pursuant to the 2001 Plan to purchase 1,821,667 shares (214,334 were cancelled in fiscal 2001) of the Company's common stock at exercise prices ranging from $0.12 to $0.135 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2011.

Director Compensation

         For the fiscal years ended 1999, 2000 and 2001, Directors of the Company received no compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 8, 2002, the number of shares of GTDATA common stock owned by (1) each person or entity known to beneficially own more than 5% of the outstanding shares; (2) each of the officers named in the Summary Compensation Table; (3) each director; and (4) all directors and executive officers as a group.

------------------------------------------- -------------------------------- --------------------------------
                                             Number of Shares Beneficially
             Name and Address                            Owned                   Percentage of Class (1)
------------------------------------------- -------------------------------- --------------------------------
Dwain Brannon (3)                                     913,131 (2)                          5.7%
925 Wild Cherry Court
Heathrow, Florida 32746
------------------------------------------- -------------------------------- --------------------------------
Patrick Kephart (3)                                   996,280                              6.2%
2176 Aloqua Drive
Longwood, Florida 32779
------------------------------------------- -------------------------------- --------------------------------
Alain Lambert                                       1,000,000                              6.2%
173 Rue St. Pierre
Suite P-105
Montreal, Quebec
H2Y 3TS Canada
------------------------------------------- -------------------------------- --------------------------------
Joseph Sierchio                                     1,025,000 (4)                          6.4%
150 E. 58th Street
New York, New York 84058
------------------------------------------- -------------------------------- --------------------------------
Steven K. Hansen                                       85,000                                *
1379 East Indian Ridge Circle
Sandy, UT  84092
------------------------------------------- -------------------------------- --------------------------------
Randal L. Roberts                                      37,500                                *
9878 South Lannae Drive
Sandy, UT  84094
------------------------------------------- -------------------------------- --------------------------------
Gary S. Winterton                                      12,500                                *
517 South 1045 West
Orem, UT  84058
------------------------------------------- -------------------------------- --------------------------------
Anthony Giraudo                                     3,573,931 (5)                         22.2%
625 Cochran Street
Simi Valley, California 93065
------------------------------------------- -------------------------------- --------------------------------
Robert Genesi                                       2,135,575 (6)                         12.9%
625 Cochran Street
Simi Valley, California 93065
------------------------------------------- -------------------------------- --------------------------------
Robert Mullaney                                       298,147 (7)                          1.8%
625 Cochran Street
Simi Valley, CA 93062
------------------------------------------- -------------------------------- --------------------------------
John Genesi                                           186,657 (8)                          1.2%
625 Cochran Street
Simi Valley, CA  93605
------------------------------------------- -------------------------------- --------------------------------
Gary Potts                                                --                                 *
625 Cochran Street
Simi Valley, California 93065
------------------------------------------- -------------------------------- --------------------------------
All directors and executive                         2,620,379 (9)                         15.6%
Officers as a group (4 persons
Named above) (10)
------------------------------------------- -------------------------------- --------------------------------
* Less than 1% of the Company's common stock.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares, which the individual has the right to acquire within 60 days of March 8, 2002 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power or shares voting and investment power with his or her spouse with respect to the shares shown as beneficially owned.

(2) Includes 823,781 shares held directly and 89,350 shares held by the Dwain Brannon Group, LLC.

(3)      Messrs. Brannon and Kephart are principals of Fairway Capital Partners,
         LLC.

(4) Mr. Sierchio is the senior partner of Sierchio & Company, LLP, which firm was prior legal counsel to GTDATA. Except for 50,000 shares received from the Company as additional legal fees, the shares held by Mr. Sierchio were acquired by him from another shareholder.

(5) Includes 3,075,950 shares held directly, 468,354 shares held indirectly by the Giraudo Special 2000 Family Trust, 1 share held jointly with Robert Genesi and 29,626 stock options exercisable within sixty (60) days of March 8, 2002.

(6) Includes 10,253 shares held directly, 1,643,841 shares held indirectly by Genesi Family Partnership, Ltd., 1 share held jointly with Anthony Giraudo and 481,480 stock options exercisable within sixty (60) days of March 8, 2002.

(7) Includes 150,000 shares held jointly with his wife and 148,147 stock options exercisable within sixty (60) days of March 8, 2002.

(8)      Includes   34,810  shares  held  directly  and  151,847  stock  options exercisable within 60 days of March 8, 2002.

(9) Includes 781,474 stock options exercisable within 60 days of March 8, 2002.

(10) Mr. Roberts, Mr. Winterton and Mr. Giraudo are not included in the directors and executive officers calculations since they resigned as directors during 2001. Mr. Hansen is not included in the directors and executive officers calculations since he resigned as President and Director effective March 2001.

Item 12. Certain Relationships and Related Transactions.

         During fiscal year 2000, GTDATA received working capital loans from two of the Company's major stockholders in the amount of $470,000. The borrowings accrue interest at 8% per annum and are due on demand.

         During fiscal year 2001, GTDATA received working capital loans from certain shareholders in the amount of $130,000. The borrowings accrue interest at 8% per annum and mature through November 2002.

         In addition, GTDATA has accrued wages due to one of its employees and major stockholders in the amount of $397,000.

Transactions with Promoters

         Fairway Capital Partners, LLC, a stockholder of GTDATA, received a finder's fee of 750,000 shares of common stock, for the consummation of the merger with GTData Delaware that took place in March 2001.

Transactions with Directors and Officers.

         On April 30, 2001, GTDATA sold all of the assets of its pre-existing Internet business to Steven K. Hansen, a former director and officer of GTDATA Corporation. GTDATA sold the operations at a loss of $100,183.

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

         3.3 Certificate Pursuant to section 78.207(4) of the Nevada Revised Statues filed October 11, 1996, which is incorporated h herein by reference to
Exhibit 3.1 to the Registrant's Statement on Form SB-2.

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

         3.7 Certificate Pursuant to Section 78.207(4) of the Nevada Revised Statutes filed March 16, 2001.

         3.8  Amended Bylaws of World Internetworks, Inc.

         3.9* Certificate of Amendment filed November 30, 2001.

         10.1 Agreement and Plan of Reorganization and Merger dated February 27, 2001 between GTDATA, Inc., GTD Acquisition, Inc. and GTData Corporation, which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Statement on Form 8-K dated March 22, 2001.

         21.1*  Subsidiaries of Registrant.

*    Filed herewith.

(b) Forms 8-K filed during the fiscal year ended December 31, 2001 and to date.

         (i)      8-K Current Report dated March 22, 2001

         (ii)     8-K Current Report dated April 9, 2001

         (iii)    8-K Current Report dated May 24, 2001

         (iv) 8-K/A Current Report dated June 5, 2001 amending the 8-K Current Report dated March 22, 2001

         (iv)     8-K Current Report dated July 10, 2001

         (v)      8-K Current Report dated November 28, 2001

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GTDATA CORPORATION

Date: March 29, 2002           /s/ Robert Genesi
                               -----------------
                                   Robert Genesi, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 29, 2002           /s/ Robert Genesi
                               -----------------
                                   Robert Genesi, President and Director

Date: March 29, 2001           /s/ Gary Potts
                               --------------
                                   Gary Potts, Director