Form 10KSB/A
period 2001-12-31
GT DATA CORP
filed 2002-04-04
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

                                                                             Date of            Date of
                                                                           Election or      Termination or
          Name              Age               Positions Held               Designation        Resignation
------------------------- -------- ------------------------------------- ----------------- ------------------

Robert Genesi               64     Chief Executive Officer President,          3/01                *
                                   Secretary and Chairman of the Board

Robert Mullaney             44     Executive Vice President- Sales and         3/01                *
                                   President TSLi

John Genesi                 37     Chief Financial Officer TSLi                3/01                *

Gary Potts                   -     Director                                   12/01              3/02

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

         Gary Potts. Mr. Potts was the President and CEO of MaxOptix Corporation from 1995 to 2001, a company that develops, manufacturers and sells optical disk drives and media supporting high performance data acquisition and archiving. He has over 10 years experience in the technology industry. Mr. Potts was also Vice President and CFO of Mountain Network Solutions, Inc. and National Water Management Corporation. In addition, he has significant experience in raising venture capital. Mr. Potts resigned as a director on March 25, 2002.

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

         3.9  Certificate of Amendment filed November 30, 2001.

         10.1 Agreement and Plan of Reorganization and Merger dated February 27, 2001 between GTDATA, Inc., GTD Acquisition, Inc. and GTData Corporation, which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Statement on Form 8-K dated March 22, 2001.

         21.1   Subsidiaries of Registrant.


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

                               GTDATA CORPORATION

Date: April 4, 2002           /s/ Robert Genesi
                               -----------------
                                  Robert Genesi, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 4, 2002           /s/ Robert Genesi
                               -----------------
                                  Robert Genesi, President and Director