Form 10QSB
period 2002-03-31
GT DATA CORP
filed 2002-05-15
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            -----------------------

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _________ to

                        Commission File Number: 033-05384

                               GTDATA CORPORATION
                               ------------------

        (Exact name of small business issuer as specified in its charter)


                  Nevada                              87-0443026
                  ------                              ----------
        (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)



                 625 Cochran St., Simi Valley, California 93065
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (805) 582-3600
                                 --------------

                 Issuer's telephone number, including area code

              (Former name, former address and former fiscal year,
               if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of May 10, 2002 was: 16,062,517

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

--------------------------------------------------------------------------------
                        GT Data Corporation and Subsidiaries
                             Consolidated Balance Sheet
                                    (Unaudited)
--------------------------------------------------------------------------------


ASSETS                                                           March 31, 2002
------                                                           --------------

Current Assets
       Cash                                                         $ 148,176
       Accounts receivable, net of allowance for doubtful
         accounts of approximately $ 140,000                        1,023,368
       Inventories, net                                             1,014,165
       Prepaid expenses and other current assets                       60,256
       Prepaid consulting                                              72,000
       Note and interest receivable                                   166,595
                                                                  -----------
         Total current assets                                       2,484,560

Property and equipment, net                                           108,260

Other assets                                                          132,855
                                                                  -----------

                                                                  $ 2,725,675
                                                                  ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities                   $ 1,500,755
       Accrued payroll and related expenses                           602,889
       Line of credit                                                 368,942
       Convertible note payable                                       375,000
       Current portion of long-term debt                               78,400
       Notes payable to related parties                               698,000
                                                                  -----------
         Total current liabilities                                  3,623,986

Long-Term Debt, Net of Current Portion                                 22,500
                                                                  -----------
Total Liabilities                                                   3,646,486
                                                                  -----------

Commitments and Contingencies

Stockholders' Deficit
       Series A preferred stock, $0.001 par value; 1 share
         authorized, issued and outstanding                             -
       Series B preferred stock, $0.001 par value; 10,000,000
         shares authorized; no shares issued and outstanding            -
       Common stock, par value of $0.001, 100,000,000 shares
         authorized; 16,062,517 issued and outstanding                 16,063
       Additional paid in capital                                   1,392,695
       Subscriptions receivable                                      (354,688)
       Accumulated deficit                                         (1,974,881)
                                                                  -----------
         Total stockholders' deficit                                 (920,811)
                                                                  -----------
                                                                  $ 2,725,675
                                                                  ===========


--------------------------------------------------------------------------------
Page 2     See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
                      GT Data Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 2002            2001
                                             ------------     ------------

Net Sales                                    $ 2,420,237      $ 2,133,306

Cost of Sales                                  1,471,475        1,351,881
                                             ------------     ------------

Gross Profit                                     948,762          781,425
                                             ------------     ------------
Operating Expenses
  Employee compensation                          587,918          613,235
  Selling, general and administrative            211,391          334,083
                                             ------------     ------------
                                                 799,309          947,318
                                             ------------     ------------
Operating Income (Loss)                          149,453         (165,893)

Other Income (Expense)
Interest expense, net                            (42,601)         (22,222)
                                             ------------     ------------
Net Income (Loss)                              $ 106,852       $ (188,115)
                                             ============     ============


Basic Net Income (Loss) Available to
  Common Stockholders per Share                   $ 0.01          $ (0.01)
                                             ============     ============
Diluted Net Income (Loss) Available to
  Common Stockholders per Share                   $ 0.01          $ (0.01)
                                             ============     ============
Weighted Average Number of Common
  Shares Outstanding - Basic                  16,062,517       13,664,292
                                             ============     ============
Weighted Average Number of Common
  Shares Outstanding - Diluted                16,921,243       13,664,292
                                             ============     ============









--------------------------------------------------------------------------------
Page 3    See accompanying notes to these consolidated financial statements

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           2002          2001
                                                       -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                   $ 106,852     $ (188,115)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Interest income on note receivable                   (8,958)          -
     Depreciation and amortization                        20,910         56,802
     Amortization of estimated fair market value of
      options issued for consulting                        8,000           -
     Interest accrued on subscriptions receivable         (6,100)        (5,701)
     Allowance for doubtful accounts                     (60,000)          -
     Changes in operating assets and liabilities:
         Accounts receivable                             403,477       (248,950)
         Inventories                                     147,673        (51,868)
         Prepaid expenses and other current assets       (29,251)        10,165
         Other assets                                    (66,709)          -
         Accounts payable and accrued liabilities       (173,056)       363,844
         Accrued payroll and related expenses             14,007         74,542
                                                       -----------   -----------
   Net cash provided by operating activities             356,845         10,719
                                                       -----------   -----------
Cash flows from investing activities:
   Purchases of property and equipment                      (505)        (1,918)
                                                       -----------   -----------
   Net cash used in investing activities                    (505)        (1,918)
                                                       -----------   -----------
Cash flows from financing activities:
   Proceeds from the issuance of Series B
      Preferred Stock, net of commissions paid                -           5,222
   Net repayments under the line of credit              (288,246)      (297,308)
   Principal repayments on long-term debt                (97,235)       (21,031)
                                                       -----------   -----------
   Net cash used in financing activities                (385,481)      (313,117)
                                                       -----------   -----------
Net (decrease)  in cash                                  (29,141)      (304,316)

Cash at beginning of year                                177,317        331,899
                                                       -----------   -----------
Cash at end of year                                    $ 148,176       $ 27,583
                                                       ===========   ===========

Supplemental disclosure of cash flow information -
     Cash paid during the year for:
         Interest                                       $ 46,883       $ 28,972
                                                       ===========   ===========
         Taxes                                          $    -         $   -
                                                       ===========   ===========
See acccompanying notes to the consolidated financial statements for additional information relating to non-cash investing and financing activities during the period ended March 31, 2002 and 2001.





--------------------------------------------------------------------------------

Page 4    See accompanying notes to these consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Principals

Basis of Presentation
---------------------

         The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly-owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the consolidated financial statements for the three months ended March 31, 2002 and 2001. Due to the Company's merger with World Internetworks ("WINS") (see Note 2), the reporting amounts are those of the surviving corporation, GTDATA. The results of operations of WINS previously filed in prior years are not included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in GTDATA Form 10-KSB filed April 1, 2002. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company, GTDATA Corporation, and TSLi and GTDATA Delaware, which are wholly owned subsidiaries of GTDATA. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,139,426, a stockholders' deficit of $920,811, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

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

         Four customers accounted for approximately 59% of total revenue for the three months ending March 31, 2002, compared to 56% for the same period in 2001. The loss of any of these customers may have a material impact on the Company's financial statements and results of operations.

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

Warranty
--------

         The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at March 31, 2002.

Earnings Per Share
------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (858,726 and 654,152 shares as of March 31, 2002 and 2001, respectively). Because the Company has incurred a net loss in 2001, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Business Combinations, Goodwill, and Other Intangible Assets
------------------------------------------------------------

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No.
142. The adoption of SFAS 141 and 142 did not have a material impact on the Company's financial statements or results of operations.

New Accounting Pronouncements
-----------------------------

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

Note 2 - Merger with World Internetworks, Inc.

         On March 22, 2001, GTDATA merged with World Internetworks Inc. ("WINS"), a Nevada company. Upon completion of the merger, GTDATA, and its management, was the surviving entity, even though the legal name was still World Internetworks. In April 2001, GTDATA sold the operations of WINS, with the remaining operations of World Internetworks being those of GTDATA and its wholly-owned subsidiary, TSLi. On December 3, 2001, the Company formerly changed its name from World Internetworks to GTDATA, and it also changed its ticker symbol from WINS to GTDA. The name change effectively terminated the existence of World Internetworks, Inc.

         The following is a detailed summary of the merger between GTDATA and World Internetworks:

         On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 7,104,114 shares issued and outstanding. Outstanding options and warrants were 224,500 and 815,000 respectively, after the reverse split. On February 27, 2001, WINS entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GTDATA Corporation. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GTDATA, with GTDATA as the surviving subsidiary of the Company. Pursuant to the Plan of Merger, all of the 7,688,403 outstanding preferred and common shares of GTDATA were exchanged for shares of the WINS 1 for 1 on a post-split basis and 750,000 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GTDATA as the surviving corporation with WINS as the sole holder of those shares. The transaction was regarded as a "reverse merger" whereby GTDATA was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GTDATA agreed to surrender 7,165,931 shares of common stock prior to the consummation of the Merger. The number of shares issued in exchange for Newco and GTDATA shares under the Plan of Merger is as follows:

Newco common shareholders        100        shares of the surviving
                                 corporation

         GTD:
         Common shares           6,209,403  shares of the Company
         Series A Preferred      1          share of the Company
         Series B Preferred      1,479,000  shares of the Company
                                 ---------

         Total shares issued     7,688,503

         The Plan of Merger also provides for a Registration Rights Agreement for certain shareholders of the Company's common stock that hold shares restricted under Section 144 whereby their shares will be registered as part of any registration filing undertaken by the Company after the effective date of the Plan of Merger.

Note 3 - Security Deposit on TSLi Facility

         On February 1, 2002 and pursuant to the Company's lease agreement, the Company was required to pay an additional $64,000 security deposit. The new lease agreement entered into in November 2001 provides for a total security deposit in the amount of $96,000, of which $32,000 was paid in November 2001, and monthly lease payments of $32,000. The lease agreement also provides for the lease payments for month thirteen and twenty-five to be applied against the security deposit. The security deposit is recorded under other assets in the accompanying consolidated balance sheet at March 31, 2002.

Note 4 - Repayment of Note Payable

         On March 25, 2002, the Company repaid a note payable to a third party in the amount of $64,496, including interest of $2,361. The note was originally for ninety days and accrued interest at the rate of fifteen percent.

Note 5 - Consulting Agreement

         On March 28, 2002, the Company entered into a consulting agreement with the former Chief Executive Officer ("former CEO") of World Internetworks, as a consultant and advisor to the Company. The former CEO has been retained to assist the Company with its Internet operations, make introductions to possible strategic partners, and to complete the transfer of ownership of the Internet domain names related to the Company. The former CEO will also assist with corporate communications and investor relations. The agreement expires in December 2002. Pursuant to the agreement, the Company granted options to the former CEO to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share, valued at approximately $80,000 (estimated by the Company based on the Black-Scholes option pricing model on the date of grant). The options vest immediately and are exercisable through March 2012. The Company has capitalized the value of the options under prepaid consulting in the accompanying consolidated balance sheet and is recognizing consulting expense on a straight line basis over the term of the consulting agreement in the accompanying consolidated statements of operations. As of March 31, 2002, the Company has recognized $8,000 of consulting expense related to the value of the options in the accompanying consolidated statements of operations.

Note 6 - Commitments and Contingencies

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

Note 7 - Subsequent Events

         On April 1, 2002, the Company entered into a $60,000 term note ("Note") with its current financial lender. The note matures in October 2002 and accrues interest at a rate equal to the greater of 11% per annum or the sum of 6.25% plus the prime rate. The note requires the Company to make weekly principal payments of $2,500, with accrued interest on the unpaid principal balance due and payable on the 10th day of each month commencing on May 10, 2002 and continuing on the same day of each month thereafter until all principal and interest have been fully paid.

         On April 5, 2002, the Company established a $50,000 letter of credit, with a term of one year, using the proceeds from the above mentioned term note as collateral. The beneficiary is a major supplier, and customer, of the Company. The letter of credit was established so the Company could purchase product from the supplier for the Company's resale operations.

         The letter of credit is secured by a promissory note in the amount of $50,000, with a term of one year and an interest rate of 6.75%. The Company deposited $50,000 in a certificate of deposit account (CD), which also has a term of one year and earns the Company 2%. The $50,000 in the CD account is the collateral securing the letter of credit.

         On April 5, 2002, the Company entered into an agreement with the former Chief Executive Officer ("former CEO") of World Internetworks, Inc. to design, develop, host, and maintain a web site for the Company and to also handle the

Company's public/investor relations. Pursuant to the agreement, the Company granted options to the former CEO to purchase 400,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share, valued at approximately $140,000 (estimated by the Company based on the Black-Scholes option pricing model on the date of grant). The options vest immediately and are exercisable through April 2012. The term of the agreement is for twelve months and will be expensed on a straight-line basis over the term of the agreement, beginning in April 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Factors That May Affect Our Business, Operating Results and Financial Condition" in the Company's Form 10-KSB filed April 1, 2002.

         GTDATA Corporation (the "Company" or "GTDATA") is a Nevada based corporation that operates its wholly-owned subsidiaries, Technical Services & Logistics, Inc. (TSLi) and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). TSLi was acquired on February 28, 2000 and specializes in the repair and remarketing of mass storage products such as hard drives, tape drives, tape libraries, CD Roms, and optical drives. TSLi also provides logistics support for its customers through its Vendor Managed Inventory (VMI) programs that deliver refurbished, working drives to the customer within 24 hours. TSLi's primary customers are the major OEMs, although TSLi also provides its products and services to other, smaller companies.

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

Revenue

         During the three months ending March 31, 2002, the Company had revenues of $2,420,237, an increase of $286,931 (13.5%) from the $2,133,306 for the same period in fiscal year 2001. The increase in revenue is due to shipments to a customer that the Company began doing business with in November 2001. The Company generated approximately $300,000 of revenue from this particular customer during the three months ending March 31, 2002.

         Repair revenue was $1,869,667, or 77.3% of total revenue for the period, versus $1,664,081 (78% of revenue) for the same period last year. Sales revenue was $550,570 (22.7% of revenue) for the current period versus $469,225 (22% of revenue) for the same period last year.

Gross Profit

         Gross profit for the period was $948,762, or 39.2% of revenue, compared to gross profit of $781,425, or 36.6% of revenue, for the same period last year. This represents an increase of $167,337 (21.4%) from the same period last year.

         The increase in gross profit was due primarily to lower overhead and freight costs, with overhead costs down $109,337 and freight costs down $30,084. Direct material, as a proportion of revenue, accounted for additional savings of approximately $13,000.

Operating Expenses

         Operating expenses totaled $799,309 (33% of revenue) for the current period, a decrease of $148,009, or 15.6%, from the $947,318 (44.4% of revenue) incurred during the same period last year. Legal and professional fees were $111,118 in the current period versus $201,654 in the same period last year, a decrease of $90,536. Legal and professional fees were higher in the prior year period due to costs incurred in connection with the reverse merger with World Internetworks and the negotiations to merge with Trace Affex.

         The Company achieved additional cost savings in the area of research and development, with current period R&D costs down $25,804 compared to the same period last year. The cost savings in R&D were primarily the result of reductions in headcount. Amortization of goodwill was zero in the current period, as the Company wrote-off its unamortized goodwill at year-end 2001. This resulted in savings of $8,802 during the first three months of fiscal year 2002.

         Tighter costs controls at both GTDATA and its wholly-owned subsidiary, TSLi, accounted for additional cost reductions totaling approximately $23,000.

Income from Operations

         Income from operations for the first three months of fiscal 2002 was $149,453 (6.2% of revenue) compared to a loss from operations of $165,893 in the same period a year ago.

         The drastic improvement in operating income is a direct result of the improved gross margin and lower operating expenses, which were previously discussed.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

         For the period ending March 31, 2002, EBITDA was $180,554 compared to EBITDA of ($103,390) in the same period last year. Depreciation and amortization for the current period was $20,910, while amortization of goodwill was zero. In the same period last year, depreciation and amortization of goodwill totaled $48,000 and $8,802, respectively.

         As previously mentioned, tighter cost controls were the primary factor in the improved EBITDA results.

Interest Expense

         Interest expense in the current period was $42,601, net of interest income of $10,191, an increase of $20,329 (91.7%) from the $22,222, net of interest income of $5,701, in the same period a year ago. The increase in interest expense was primarily the result of higher debt.

         On March 31, 2002 the Company owed $368,942 on its line of credit compared to $67,490 on March 31, 2001. Total debt as of March 31, 2002 was $1,542,842 versus $902,775 as of March 31, 2001, an increase of $640,067, or
70.9%.

Assets and Liabilities

         At March 31, 2002, the Company had total assets of $2,725,625 compared to total assets of $3,089,453 at December 31, 2001. Cash was $148,176 as of March 31, 2002, down $29,141 from the $177,317 cash on hand as of December 31, 2001. Cash generated from operations was $356,845, cash used in investing was $505, and cash used in financing activities was $385,481, with net cash used during the current period being $29,141. Major cash out-flows included net debt payments of $385,481, net payments to vendors of $173,056, the $64,000 security deposit for the Company's leased headquarters, and $41,424 used for additional resources. These out-flows were partially offset by the $343,477 reduction in accounts receivable, as compared to December 31, 2001, as well as the $147,673 reduction in inventories and the $92,841 increase in accrued liabilities from their respective balances as of December 31, 2001. Net income of $106,852 and non-cash expenses, such as depreciation and amortization of previously issued options, of $28,910 were additional offsets to cash outflows.

         Net accounts receivable were $1,023,368 at March 31, 2002, a decrease of $343,477 (25%) from the $1,366,845 as of December 31, 2001. The decrease in accounts receivable is due to the new customer that the Company began doing business with in November 2001. At December 31, 2001 this customer owed the Company approximately $640,000, all of which was collected in the first three months of fiscal year 2002. Shipments to this customer during the current period totaled approximately $300,000.

         Net inventories declined $147,673 (12.7%), to $1,014,165, from the $1,161,838 as of December 31, 2001. Excluding approximately $118,000 of used inventory purchased from one of our suppliers during the current period, net inventories decreased $265,673. A majority of the decrease in inventory is due to shipments to the customer mentioned in the previous paragraph, while the higher volume of resale business during the first three months of fiscal year 2002, as compared to the same period last year, also contributed to the reduction in inventory.

         Net fixed assets totaled $108,260 as of March 31,2002 compared to $128,665 at December 31, 2001. Purchases of fixed assets totaled $505 during the current period, while depreciation totaled $20,910, resulting in a net decrease in fixed assets of $20,405.

         Other significant changes in assets are the $64,000 security deposit that was made on February 1, 2002 and a consulting agreement entered into with the former CEO of World Internetworks, Inc. The security deposit decreased cash by $64,000 but simultaneously increased other assets by $64,000. The consulting agreement was recorded as a prepaid asset in the amount of $72,000, which is the $80,000 total estimated value of the options issued per the agreement less the $8,000 that was amortized to consulting expense as of March 2002.

         Total liabilities on March 31, 2002 were $3,646,486, a decrease of $544,530 (13%) from the $4,191,016 at December 31, 2001. Accounts payable were $627,992 at March 31, 2002, a decrease of $263,661 (29.6%) from the $891,653 at
December 31, 2001. A primary reason for the decrease in accounts payable is that the Company paid vendors for product it purchased to support the new customer mentioned earlier. At year-end 2001, the Company owed approximately $85,000 for product purchased to support its newest customer. Accounts payable were further reduced by approximately $106,000 resulting from an account reconciliation with a prominent supplier to the Company. Accounts payable were further reduced by payments made during the course of normal operations.

         Accrued liabilities totaled $728,521 as of March 31, 2002 versus $643,825 as of December 31, 2001. Accrued legal and professional fees accounted for approximately $46,000 of the increase, with the difference resulting from normal operations. Included in accrued liabilities is $230,339 of liabilities of TSLi UK, a former subsidiary of TSLi US that was shut down as of year-end 2000.

         Accrued payroll totaled $602,889 as of March 31, 2002, compared to $588,882 as of December 31, 2001. The increase was due to Robert Genesi, the Company's CEO, only receiving partial payment of his current and prior wages, with the additional amount being accrued. Accrued interest was $144,242 as of March 31, 2002, an increase of $5,909 from the $138,333 as of December 31, 2001.

         Notes payable and other debt totaled $1,542,842 as of March 31, 2002, a decrease of $385,481 (20%) from the $1,928,323 at December 31, 2001. Credit line debt decreased by $288,246 to $368,942 as of March 31, 2002. Notes payable were further reduced by the repayment of $62,135 that was loaned to the Company in December 2001 and by an additional $35,100 that was paid on the Company's term loan with its financial lender.

    The following is a summary of notes payable as of March 31, 2002:

                                       March 31, 2002       December 31, 2001
                                       --------------       -----------------
    Notes payable to related parties        $698,000              $698,000
    Convertible note payable                 375,000               375,000
    Credit Line                              368,942               657,188
    Term note to Lender                      100,900               136,000
    Other Note Payable                                              62,135
                                           ---------             ----------
                                          $1,542,842            $1,928,323

Stockholder's Deficit

         Stockholder's deficit was ($920,811) on March 31, 2002, a decrease of $180,752 from the $($1,101,563) as of December 31, 2001. The changes in stockholder's equity were as follows:

         Balance as of December 31, 2001             ($1,101,563)
         Net Income                                      106,852
         Interest on subscriptions receivable             (6,100)
         Estimated fair market value of options           80,000
                                                    ---------------
                                                      $ (920,811)

Liquidity and Capital Resources

         As of March 31, 2002, the Company had $2,725,675 in total assets, including $148,176 in cash, $1,023,368 in accounts receivable, $1,014,165 in inventories, and net fixed assets of $108,260. The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are to large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to those outside the Company.

         Also at March 31, 2002, total liabilities were $3,646,486, including accounts payable and accrued liabilities of $1,500,755, accrued wages of $602,889, and notes payable of $1,542,842. The accrued liabilities include $230,339 of liabilities of TSLi UK, a subsidiary of TSLi US that was shut down at the end of fiscal year 1999. Accrued wages include $413,466 of accrued salary for Robert Genesi, the Company's Chief Executive Officer. Notes payable include $470,000 to Robert Genesi and Anthony Giraudo, a former director of the Company. Notes payable also include $368,942 owed on the Company's credit line with its financial lender. As of March 31, 2002, the Company had approximately $144,000 of availability on its credit line for short-term financing needs.

         During the period ended March 31, 2002, the Company generated $356,845 from operations and used $385,481 in its financing activities, with net cash used during the period of $29,141. The Company's positive cash flow from operations resulted primarily from the Company's operating profit, cash collections, and sales of inventory. Accounts payable and accrued liabilities decreased as the Company paid vendors and significantly reduced legal and professional expenses. Wages payable increased due to the fact that the Company paid its CEO, Robert Genesi, a partial salary.

         The Company had negative working capital of $1,139,426 as of March 31, 2002. The Company expects its operations to continue using net cash through at least the second quarter of fiscal year 2002 as it continues to invest new business opportunities. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

Inflation

         Management believes that inflation has not had a material effect on the Company's results of operations.

Going Concern

         The Company's independent certified public accountants have stated in their reports included in the Company's Form 10-KSB dated April 1, 2002 that the Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company may, from time to time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business.

         We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities.

         On March 28, 2002, the Company granted to Steven Hansen, former CEO of World Internetworks, an option to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share, in exchange for consulting services. The option was issued under the Company's 2001 stock option plan, vested immediately and is exercisable through March 2012.

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

         21.1   Subsidiaries of Registrant.


 (b)     Reports on Form 8-K

         (i)    Form 8-K Current Report dated January 18, 2002.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GTDATA Corporation


Date:  May 14, 2002                                /s/ Robert Genesi
                                                   --------------------------
                                                   Robert Genesi, President and
                                                   Chief Executive Officer