Form 10QSB
period 2002-06-30
GT DATA CORP
filed 2002-08-14
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of July 24, 2002 was: 17,342,517

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       GTDATA Corporation and Subsidiaries

                           Consolidated Balance Sheet



                         Assets             June 30, 2002      December 31, 2001
                                          -----------------    -----------------
                                           (Unaudited)
Current Assets:
 Cash                                          $102,710               $177,317
 Certificate of Deposit                          50,000                   -
 Accounts receivable, net of
   allowance for doubtful accounts
   of approximately $140,000                  1,009,170              1,366,845
 Inventories                                    900,275              1,161,838
 Prepaid expenses and other
   current assets                                42,998                 31,005
 Note receivable and
   interest receivable                          169,472                157,637
                                          -----------------    -----------------
     Total Current Assets                     2,274,625              2,894,642

Property and Equipment, net                      88,462                128,665

Other Assets                                    106,249                 66,146
                                          -----------------    -----------------
Total Assets                                 $2,469,336             $3,089,453
                                          =================    =================

              Liabilities and Stockholders' Deficit

Current Liabilities:
 Accounts payable and
   accrued liabilities                       $1,279,282             $1,673,811
 Accrued payroll and
   related expenses                             625,490                588,882
 Line of credit                                 495,861                657,188
 Convertible note payable                       375,000                375,000
 Current portion of long-term debt              113,900                155,735
 Notes payable to related parties               698,000                698,000
                                          -----------------    -----------------
     Total Current Liabilities                3,587,533              4,148,616

Long-term debt, net of current portion             -                    42,400

Stockholders' Deficit:
 Series A preferred stock, $0.001 par value:
   1 share authorized and outstanding
 Series B preferred stock, $0.001 par value;
   10,000,000 shares authorized and
   no shares issued and outstanding
 Common stock, par value $0.001, 250,000,000
   shares authorized, 17,342,517 shares
   issued and outstanding                        17,343                 16,063
 Additional paid in capital                   1,401,415              1,312,695
 Subscriptions receivable                      (360,789)              (348,588)
 Accumulated deficit                         (2,176,166)            (2,081,733)
                                          -----------------    -----------------
        Total Stockholders Deficit           (1,118,197)            (1,101,563)
                                          -----------------    -----------------
Total Liabilities and
   Stockholders' Deficit                     $2,469,336             $3,089,453
                                          =================    =================

      See accompanying notes to these consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                2002                 2001
                                          -----------------    -----------------
Net Sales                                     $2,079,480           $2,483,867

Cost of Sales                                  1,428,426            1,564,830
                                          -----------------    -----------------

Gross Profit                                     651,054              919,037

Operating Expenses:
 Employee Compensation                           566,256              762,864
 Selling, General, and Administrative            159,293              375,945
 Stock compensation for professional fees         90,000                 -
                                          -----------------    -----------------
Total Operating Expenses                         815,549            1,138,809
                                          -----------------    -----------------
Operating Loss                                  (164,495)            (219,772)

Other Expense:
 Interest Expense - net                          (36,790)             (17,632)
                                          -----------------    -----------------
Net Loss                                      $ (201,285)          $ (237,404)
                                          =================    =================
Basic and Diluted Net Loss Available
 to Common Stockholders per Share             $   (0.01)           $    (0.02)
                                          =================    =================
Weighted Average Number of Common
Shares Outstanding - Basic and Diluted        16,788,011           14,752,414
                                          =================    =================

      See accompanying notes to these consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                 2002                 2001
                                          -----------------    -----------------
Net Sales                                     $4,499,717           $4,617,173

Cost of Sales                                  2,899,901            2,916,711
                                          -----------------    -----------------

Gross Profit                                   1,599,816            1,700,462

Operating Expenses:
 Employee Compensation                         1,154,174            1,376,099
 Selling, General, and Administrative            370,684              710,028
 Stock compensation for professional fees         90,000                 -
                                          -----------------    -----------------
Total Operating Expenses                       1,614,858            2,086,127
                                          -----------------    -----------------

Operating Loss                                   (15,042)            (385,665)

Other Expense:
 Interest Expense, net                           (79,391)             (39,854)
                                          -----------------    -----------------

Net Loss                                      $  (94,433)          $ (425,519)
                                          =================    =================

Basic and Diluted  Net Loss Available
 to Common Stockholders per Share             $    (0.01)          $    (0.02)
                                          =================    =================
Weighted Average Number of Common
Shares Outstanding - Basic and Diluted        16,427,267           14,752,414
                                          =================    =================

      See accompanying notes to these consolidated financial statements

                      GT DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                       2002             2001
                                                   -------------   -------------
Cash flows from operating activities:
 Net Loss                                            $ (94,433)      $ (425,519)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Interest income on note receivable                 (11,835)             -
    Depreciation and amortization                       41,850          111,604
    Amortization of estimated fair market
      value of options issued for professional fees     90,000              -
    Interest accrued on subscriptions receivable       (12,201)         (11,403)
    Allowance for doubtful accounts                    (60,000)             -
      Changes in operating assets and liabilities:
       Accounts receivable                             417,675         (193,441)
       Inventories                                     261,563         (256,828)
       Prepaid expenses and other current assets       (11,993)          14,999
       Other assets                                    (40,103)          (3,484)
       Accounts payable and accrued liabilities       (394,529)         625,925
       Accrued payroll and related expenses             36,608          135,926
                                                   -------------   -------------
       Net cash provided by (used in)
         operating activities                          222,602           (2,221)
                                                   -------------   -------------
Cash flows from investing activities:
      Purchases of property and equipment               (1,647)          (6,546)
      Purchase of Certificate of Deposit               (50,000)            -
                                                   -------------   -------------
      Net cash used in investing activities            (51,647)          (6,546)
                                                   -------------   -------------
Cash flows from financing activities:
      Proceeds from the issuance of Common
        Stock, net of commissions paid                     -            112,369
      Proceeds from the issuance of Series B
        Preferred Stock, net of commissions paid           -              5,222
      Proceeds from convertible note payable               -            375,000
      Net repayments under the line of credit         (161,327)        (365,180)
      Principal repayments on long-term debt           (84,235)         (67,135)
                                                   -------------   -------------
      Net cash provided by (used in)
         financing activities                         (245,562)          60,276
                                                   -------------   -------------
Net increase (decrease)  in cash                       (74,607)          51,509

Cash at beginning of period                            177,317          331,899
                                                   -------------   -------------
Cash at end of period                                $ 102,710        $ 383,408
                                                   =============   =============
Supplemental disclosure of cash flow information -
        Cash paid during the year for:
                      Interest                       $  66,362         $ 40,934
                                                   =============   =============
                      Taxes                                -                -
                                                   =============   =============

See  accompanying  notes  to  these  consolidated   financial   statements  for
additional information relating to non-cash investing and financing activities during the period ended June 30, 2002 and 2001.

       See accompanying notes to these consolidated financial statements

Note 1 - Organization and Summary of Significant Accounting Principals

Basis of Presentation

The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly-owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the consolidated financial statements for the six months ended June 30, 2002 and 2001. Due to the Company's merger with World Internetworks ("WINS"), the reporting amounts are those of the surviving corporation, GTDATA. The results of operations of WINS previously filed in prior years are not included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in the GTDATA Form 10-KSB filed April 1, 2002. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, GTDATA Corporation, and TSLi and GTDATA Delaware, which are wholly owned subsidiaries of GTDATA. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,312,908, a stockholders' deficit of $1,118,197, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

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

Four customers accounted for approximately 58% of total revenue for the six months ending June 30, 2002, compared to 56% for the same period in 2001. The loss of any of these customers may have a material impact on the Company's financial statements and results of operations.

Revenue Recognition

The Company records sales when goods are shipped to the customer or upon the completion of the services.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 101.

Warranty

The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at June 30, 2002.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (none and 654,152 shares as of June 30, 2002 and 2001, respectively). Because the Company has incurred a net loss in 2002 and 2001, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Business Combinations, Goodwill, and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001will be subject immediately to the provisions of SFAS No.
142. The adoption of SFAS 141 and 142 did not have a material impact on the Company's financial statements or results of operations.

New Accounting Pronouncements

Additionally, the FASB has recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Note 2 - Security Deposit on TSLi Facility

On February 1, 2002 and pursuant to the Company's lease agreement, the Company was required to pay an additional $64,000 security deposit. The new lease agreement entered into in November 2001 provides for a total security deposit in the amount of $96,000, of which $32,000 was paid in November 2001, and monthly lease payments of $32,000. The lease agreement also provides for the lease payments for month thirteen and twenty-five to be applied against the security deposit. The security deposit is recorded under other assets in the accompanying consolidated balance sheet at June 30, 2002.

Note 3 - Repayment of Note Payable

On March 25, 2002, the Company repaid a note payable to a third party in the amount of $64,496, including interest of $2,361. The note was originally for ninety days and accrued interest at the rate of fifteen percent.

Note 4 - Stockholders' Equity

During the current period ending June 30, 2002, the Company issued 630,000 shares of its common stock to certain shareholders in connection with the Company's reverse merger with World Internetworks, Inc. in April 2001. The shares represent additional shares for the fractional shares which resulted from the merger and the resulting reverse stock split. The Company did not value the shares as they were a result of the stock exchange between the companies.

Note 5 - Consulting Agreements

On March 28, 2002, the Company entered into a consulting agreement with the former Chief Executive Officer ("former CEO") of World Internetworks, as a consultant and advisor to the Company. The former CEO has been retained to assist the Company with its internet operations, make introductions to possible strategic partners, and to complete the transfer of ownership of the internet domain names related to the Company. The former CEO will also assist with corporate communications and investor relations. The agreement expires in December 2002. Pursuant to the agreement, the Company granted options to the former CEO to purchase 250,000 shares of the Company's common stock with a non-cash exercise feature. The options vest immediately and are exercisable through March 2012.

On April 18, 2002, the Company entered into a second agreement with the former CEO of World Internetworks, Inc. to design, develop, host, and maintain a web site for the Company and to also handle the Company's public/investor relations. Pursuant to the agreement, the Company granted options to the former CEO to purchase 400,000 shares of the Company's common stock with a non-cash exercise feature. The options vest immediately and are exercisable through April 2012.

On June 14, 2002 the former CEO of World Internetworks exercised the above mentioned 650,000 options utilizing the non-cash exercise feature, resulting in the Company issuing 650,000 shares of its common stock.

The above option transactions were measured on the grant dates using the variable method of accounting as required by SFAS No. 123 and FIN 44. As a result, the Company recognized total compensation expense of approximately $90,000 during the period ending June 30, 2002.

Note 6 -Term Note

On April 1, 2002, the Company entered into a $60,000 term note ("Note") with its current financial lender. The note matures in October 2002 and accrues interest at a rate equal to the greater of 11% per annum or the sum of 6.25% plus the prime rate. The note requires the Company to make weekly principal payments of $2,500, with the accrued interest on the unpaid principal balance due and payable on the 10th day of each month commencing on May 10, 2002 and continuing on the same day of each month thereafter until all principal and interest have been fully paid.

Note 7 - Secured Letter of Credit

On April 5, 2002, the Company established a $50,000 secured letter of credit ("LOC"), with a term of one year, using the proceeds from the above mentioned term note as collateral. The beneficiary is a major supplier, and customer, of the Company. The letter of credit was established so the Company could purchase product from the supplier for the Company's resale operations.

The letter of credit is secured by a promissory note ("Note") in the amount of $50,000, with a term of one year and an interest rate of 6.75%. As collateral for the LOC, the Company deposited $50,000 in a certificate of deposit account
(CD), which also has a term of one year and earns the Company 2%.

Note 8 - Engagement of SBI E2-Capital USA and General Pacific Partners

On June 20, 2002 the Company announced that it has engaged SBI E2-Capital Inc, the U.S. investment banking arm of Softbank Investment Corp., and General Pacific Partners, LLC to assist in the execution of the Company's corporate finance strategies.

SBI E2-Capital and General Pacific Partners are preparing a private placement in order for the Company to raise $2,500,000 in cash through the sale of the Company's common stock. The private placement provides for 125,000,000 shares of the Company's common stock to be offered at $0.02 per share, less any commissions of approximately 15%, as defined in the Private Placement memorandum. The offering is on a best-efforts basis, with no minimum amount guaranteed to be raised by either SBI E2-Capital USA or General Pacific Partners LLC.

Per the agreement, the Company will pay Softbank Investment Corp. $50,000 for the Fairness Opinion in relation to the Private Placement, and, upon successful completion of the Private Placement, the Company will enter into a twelve month consulting agreement with General Pacific Partners LLC at a cost of $15,000 per month. General Pacific Partners will work with the Company's management to promote the Company's stock and provide investor relations services. Both the $50,000 fee for the Fairness Opinion and the $180,000 total consulting fee will be paid with funds raised through the Private Placement. In addition, upon completion the agreement requires the Company to grant warrants to purchase 1,000,000 shares of the Company's common stock at $0.01 per share to General Pacific Partners.

As of the date of this filing, no shares of the Company's common stock have been sold in relation to this Private Placement.

Note 9 - Non-Binding Letter of Intent to Acquire a Non-Franchise Distributor

On June 24, 2002, the Company signed a non-binding letter of intent to acquire a non-franchise distributor ("Acquiree"). The Company believes the Acquiree to be a leader in their specific data-storage field.

Pursuant to the terms of the non-binding agreement, the purchase price will be $300,000 in cash plus the Company will issue 200,000 shares of its common stock for all the outstanding shares of the Acquiree. The $300,000 is to be paid over nine months in equal installments, with the first payment due upon the date of acquisition. The Company will account for the acquisition in conformity with SFAS 141, with the acquired company becoming a wholly-owned subsidiary of GTDATA Corp.

Note 10 - Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results, and financial condition" in the Company's 10-KSB, as amended, for the year ended December 31, 2001.

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

Results of operations for the three months ended June 30, 2002 compared to June 30, 2001 and the six months ended June 30, 2002 compared to June 30, 2001.

Revenue

Revenue for the three months ending June 30, 2002 was $2,079,480, a decrease of $404,387 (16.3%) compared to the $2,483,867 from the same period last year. Repair revenue was $1,551,860 (74.6% of total revenue) for the current period, down $163,779 (9.5%) from the $1,715,639 (69.1% of total revenue) in the first three months of fiscal year 2001. Sales revenue was down $240,608 (31.3%) for the current period, with total sales revenue of $527,620 (25.4% of total revenue) for the current quarter and $768,228 (30.9% of total revenue) for the same period last year.

During the six months ending June 30, 2002, the Company had revenues of $4,499,717, a decrease of $117,456 (2.6%) from the $4,617,173 for the same period in fiscal year 2001. Repair revenue was $3,421,527, or 76% of total revenue for the period, versus $3,379,720 (73.2% of revenue) for the same period last year. Sales revenue was $1,078,190 (24% of revenue) for the current period versus $1,237,453 (26.8% of revenue) for the same period last year.

For the six month period, the $159,263 decrease in sales revenue was due primarily to a restructuring of the Company's Sales department that resulted in the terminations of the Director of Sales and Marketing and one of the full-time salespeople. A new salesperson was hired approximately one month later, but sales revenue dropped dramatically while the Company operated with only one experienced salesperson. The decline in sales revenue was partially offset by the $41,807 increase in repair revenue.

Gross Profit

For the three months ending June 30, 2002, gross profit totaled $651,054, or 31.3% of total revenue, compared to $919,037, or 37% of total revenue for the same period last year. The $267,983 (29.2%) decrease in gross profit was primarily due to the $404,387 drop in revenue, which accounts for approximately $126,600 of the difference, assuming the gross profit margin remains constant at 31.3%. Higher overhead costs accounted for an additional $86,000 of the decrease in gross profit.

For the six months ending June 30, 2002, gross profit for the period was $1,599,816, or 35.6% of revenue, compared to gross profit of $1,700,462, or 36.8% of revenue, for the same period last year. This represents a decrease of $100,646 (6%) from the same period last year.

The decrease in gross profit for the six month period was due primarily to (1) lower revenue, which results in a decrease of approximately $41,800 assuming a gross profit margin of 35.6% and (2) higher direct labor costs.

Operating Expenses

During the three months ending June 30, 2002, operating expenses totaled $815,549 (39.2% of revenue), a decrease of $323,260 (28.4%) from the $1,138,809
(45.8% of revenue) incurred during the same period last year. Included in the $815,549 of operating expenses for the current quarter is $90,000 of professional fees that are both non-cash and non-recurring. Excluding the $90,000, operating expenses for the current quarter were down $413,260 (36.3%) from the same period last year. Legal and professional fees declined to $75,384 in the current quarter, which represents a reduction of $111,750 (59.7%) from the $187,134 incurred in the same quarter last year. Legal and professional fees were significantly higher in last year's quarter as a result of the reverse merger with World Internetworks and the negotiations to merge with Trace Affex. Other costs associated with the merger, that were not legal and professional fees, accounted for an additional $100,000 in the same period last year.

For the six months ending June 30, 2002, operating expenses totaled $1,614,858 (35.9% of revenue), a decrease of $471,269, or 22.6%, from the $2,086,127 (45.2%
of revenue) incurred during the same period last year. Legal and professional fees were $268,395 in the current period versus $409,236 in the same period last year, a decrease of $140,841 (34.4%). Legal and professional fees for the quarter ending June 30, 2002 include $90,000 for non-cash, non-recurring professional fees. Excluding the $90,000 of non-cash charges, legal and professional fees were $178,395, a decrease of $230,841 (56.4%) from the same period last year. Legal and professional fees were higher in the prior year period due to costs incurred in connection with the reverse merger with World Internetworks and the negotiations to merge with Trace Affex.

During the six months ended June 30, 2002, the Company achieved additional cost savings in the area of research and development, with current period R&D costs down approximately $62,000 compared to the same period last year. Amortization of goodwill was zero in the current period, as the Company wrote-off its unamortized goodwill at year-end 2001. This resulted in savings of approximately

$18,000 during the first six months of fiscal year 2002. Expenses incurred during the reverse merger with WINS that were not legal and professional fees totaled approximately $100,000 during the first six months of fiscal year 2001. These were one-time charges that represent almost a third of the decrease in operating expenses on a year-to-year basis.

Tighter costs controls at both GTDATA and its wholly-owned subsidiary, TSLi, played a significant role in the reduction of operating expenses.

Loss from Operations

During the three months ended June 30, 2002, the Company had a loss from operations of $164,495, which was $55,277 (25.2%) less then the loss from operations of $219,772 for the same quarter in fiscal year 2001. Excluding the $90,000 in non-cash, non-recurring professional fees, the loss from operations in the current quarter was only $74,495, a $145,277 improvement from the operating loss of a year ago. Lower legal and professional fees and tighter cost controls were the factors driving the $145,277 improvement in loss from operations.

The loss from operations for the first six months of fiscal 2002 was $15,042 compared to a loss from operations of $385,665 in the same period in the prior year. Excluding the $90,000 in non-cash, non-recurring professional fees, the Company would have had income from operations of $74,958, resulting in an increase of $460,623 from the prior year period.

Tighter cost controls, as well as other factors that were discussed in the previous section, contributed to the significant reduction in the loss from operations for the six months ended June 30, 2002.

Earnings before Interest, Taxes, Depreciation, and Amortization of Non-Cash Charges (EBITDA)

EBITDA for the three months ending June 30, 2002 was ($53,556) versus ($164,970) in fiscal 2001. Depreciation expense and amortization of the professional fees were $20,940 and $90,000, respectively, in the current quarter, with depreciation of $46,000 and amortization of goodwill of $8,802 in the same quarter last year.

For the six months ending June 30, 2002, EBITDA was $116,808 compared to EBITDA of ($274,061) in the same period last year. Depreciation and amortization of the professional fees for the current period was $41,850 and $90,000, respectively. In the same period last year, depreciation and amortization of goodwill totaled $94,000 and $17,604, respectively.

Interest Expense

For the three months ending June 30, 2002, net interest expense was $36,790, with total interest expense of $46,968 and interest income of $10,178. In the same quarter last year, net interest expense was $17,632, with total interest expense of $23,365 and interest income of $5,733.

Net interest expense for the six month period was $79,391, with interest expense totaling $103,427 and interest income of $24,036. In the same period last year, net interest expense was $39,854, with interest expense of $51,257 and interest income of $11,403. Net interest expense for the first six months of fiscal year 2002 increased $39,537 (99.2%) from the same period last year.

The increase in interest expense was primarily the result of higher debt. At June 30, 2002 the Company owed $495,861 on its line of credit compared to zero at June 30, 2001. Total debt as of June 30, 2002 was $1,682,761 versus $1,175,728 as of June 30, 2001, an increase of $507,033, or 43.1%.

Assets and Liabilities

At June 30, 2002, the Company had total assets of $2,469,336 compared to total assets of $3,089,453 at December 31, 2001. Cash was $102,710 as of June 30, 2002, down $74,607 from the $177,317 cash on hand as of December 31, 2001. Cash generated from operations was $222,602, cash used in investing was $51,647, and cash used in financing activities was $245,562, with net cash used during the current period being $74,607. Major cash out-flows included net debt payments of $245,562, net payments to vendors of $394,529, the $64,000 security deposit for the Company's leased headquarters, and the purchase of the $50,000 certificate of deposit. These out-flows were offset by the $357,675 reduction in net accounts receivable and the $261,563 reduction in inventories, as compared to their respective balances at December 31, 2001.

Net accounts receivable were $1,009,170 at June 30, 2002, a decrease of $357,675 (26.2%) from the $1,366,845 at December 31, 2001. The decrease in accounts receivable is primarily due to a new customer that the Company began doing business with in November 2001 and which owed the Company approximately $640,000 at December 31, 2001, all of which was collected in the first six months of fiscal year 2002. Shipments to this customer during the current period totaled approximately $397,000.

Net inventories declined $261,563 (22.5%), to $900,275, from the $1,161,838 at
December 31, 2001. A majority of the decrease in inventory is due to shipments to the customer mentioned in the previous paragraph. In addition, the Company's resale business has focused on selling inventory acquired during the final months of fiscal year 2001.

Net fixed assets totaled $88,462 at June 30, 2002 compared to $128,665 at December 31, 2001. Purchases of fixed assets totaled $1,647 during the current period, while depreciation and amortization totaled $41,850, resulting in a net decrease in fixed assets of $40,203.

Total liabilities at June 30, 2002 were $3,587,533, a decrease of $603,483 (14.4%) from the $4,191,016 at December 31, 2001. Accounts payable and accrued liabilities were $1,279,282 at June 30, 2002, a decrease of $394,529 (23.6%)
from the $1,673,811 at December 31, 2001. Included in accrued liabilities is $230,339 of liabilities of TSLi UK, a former subsidiary of TSLi US that was shut down as of year-end 1999. A primary reason for the decrease in accounts payable and accrued liabilities is that the Company paid vendors for product it purchased to support the new customer mentioned earlier. At year-end 2001, the Company owed approximately $85,000 for product purchased to support its newest customer. Accounts payable were further reduced by approximately $106,000 resulting from an account reconciliation with a prominent supplier to the Company. Accounts payable were further reduced by payments made during the course of normal operations.

Accrued payroll totaled $625,490 at June 30, 2002, compared to $588,882 at December 31, 2001. The increase was due primarily to Robert Genesi, the Company's CEO, only receiving partial payment of his current and prior wages, with the remaining amount being accrued. Accrued interest payable, which is included in accounts payable and accrued liabilities, was $171,732 at June 30, 2002, an increase of $33,399 from the $138,333 at December 31, 2001. Included in accrued interest payable is $9,964 that was paid on July 1, 2002.

Notes payable and other debt totaled $1,682,761 at June 30, 2002, a decrease of $245,562 (12.7%) from the $1,928,323 at December 31, 2001. Credit line debt decreased by $161,327 to $495,861 at June 30, 2002. Notes payable were further reduced by the repayment of $62,135 that was loaned to the Company in December 2001 and by an additional $22,100 of net principal payments on the Company's term loan with its financial lender.

The following is a summary of notes payable:

                                            June 30, 2002      December 31, 2001
                                          -----------------    -----------------
     Notes payable to related parties          $698,000               $698,000
     Convertible note payable                   375,000                375,000
     Credit Line                                495,861                657,188
     Term note to Lender                        113,900                136,000
     Other Note Payable                                                 62,135
                                          -----------------    -----------------
                                             $1,682,761             $1,928,323

Stockholder's Deficit

Stockholder's deficit was $1,118,197 at June 30, 2002, an increase of $16,634 from the $1,101,563 at December 31, 2001. The changes in stockholder's equity were as follows:

     Balance as of December 31, 2001             ($1,101,563)
     Net Loss                                        (94,433)
     Interest on subscriptions receivable            (12,201)
     Estimated fair market value of options           90,000
                                               ----------------
                                                 ($1,118,197)

Liquidity and Capital Resources

As of June 30, 2002, the Company had $2,469,336 in total assets, including $102,710 in cash, $50,000 in a certificate of deposit, $1,009,170 in accounts receivable, $900,275 in inventories, and net fixed assets of $88,462. The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are to large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to those outside the Company.

Also at June 30, 2002, total liabilities were $3,587,533, including accounts payable and accrued liabilities of $1,279,282, accrued payroll and related expenses of $625,490, and notes payable of $1,682,761. The accrued liabilities include $230,339 of liabilities of TSLi UK, a subsidiary of TSLi US that was shut down at the end of fiscal year 1999. Accrued wages include $420,491 of accrued salary for Robert Genesi, the Company's Chief Executive Officer. Notes payable include $470,000 to Robert Genesi and Anthony Giraudo, a former director of the Company. Notes payable also includes $495,861 owed on the Company's credit line with its financial lender. At June 30, 2002, the Company had approximately $105,000 of availability on its credit line for short-term financing needs.

During the period ended June 30, 2002, the Company generated $222,602 of cash from operations, used $51,647 in investing activities, and used $245,562 in its financing activities, with net cash used during the period of $74,607. The Company's positive cash flow from operations resulted primarily from the Company's cash collections and sales of inventory. Accounts payable and accrued liabilities decreased as the Company paid vendors and significantly reduced legal and professional expenses. Wages payable increased due to the fact that the Company paid its CEO, Robert Genesi, a partial salary.

The Company had negative working capital of $1,312,908 at June 30, 2002. The Company expects its operations to continue using net cash through at least the third quarter of fiscal year 2002 as it continues to invest in new business opportunities. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

         The Company received a Notice of Filing of Discrimination Complaint from the Department of Fair Employment and Housing ("DFEH") on July 12, 2002 in regard to a former employee of the Company. While the Company believes that this claim is without merit, if the Company is proven to have engaged in discrimination, the Company would be required to pay such employee back pay and possibly other damages, which collectively could materially affect the Company. In addition, the Company received a Notice of Case Closure from the DFEH on August 6, 2002 indicating that a discrimination complaint in regard to another former employee of the Company has been closed and that such former employee has requested an immediate right-to-sue notice. At this time, the Company has not received notice of a lawsuit regarding such former employee, but such notice may be forthcoming.

         The Company has also been requested to submit a claim to arbitration regarding the repayment of a promissory note. While the Company is going to agree to arbitrate the claim, the Company has been and is diligently pursuing a settlement of such claim and expects to reach a settlement satisfactory to both parties.

         The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities.

         On June 30, 2002, the Company issued 630,000 shares of restricted common stock to 22 shareholders of the Company. Such shares were issued in connection with the Company's reverse merger with World Internetworks, Inc. that took place in April 2001.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     3.1 Articles of Incorporation filed March 17, 1986, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2, Registration No. 333-35766, as amended (Registrant's Statement on Form SB-2)

     3.2 Articles of Amendment filed September 5, 1996, which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Statement on Form SB-2.

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

     21.1   Subsidiaries of Registrant.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


 (b)     Reports on Form 8-K

         None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTDATA Corporation


Date:  August 14, 2002                          /s/ Robert Genesi
                                                -----------------
                                                Robert Genesi, President and
                                                Chief Executive Officer