Form 10QSB
period 2002-09-30
GT DATA CORP
filed 2002-11-13
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2002

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of November 11, 2002 was: 55,592,517

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       GTDATA Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheet


  Assets                                         September 30,    December 31,
                                                     2002             2001
                                                ---------------  ---------------
                                                  (Unaudited)
Current Assets:
   Cash                                               $43,734          $177,317
   Certificate of deposit                              50,000                -
   Accounts receivable, net of allowance
     for doubtful accounts of approximately
     $140,000 and $200,000, respectively            1,410,397         1,366,845
   Inventories                                      1,260,759         1,161,838
   Prepaid expenses and other current assets           29,155            31,005
   Notes receivable and interest receivable           172,946           157,637
                                                ---------------  ---------------
            Total Current Assets                    2,966,991         2,894,642

Property and equipment, net                            73,032           128,665

Other assets                                          112,206            66,146
                                                ---------------  ---------------

Total assets                                       $3,152,229        $3,089,453
                                                ===============  ===============

   Liabilities and Stockholders' Deficit

Current Liabilities:
   Accounts payable and accrued liabilities        $1,731,244        $1,673,811
   Accrued payroll and related expenses               642,926           588,882
   Line of credit                                     818,142           657,188
   Convertible note payable                                -            375,000
   Current portion of long-term debt                   61,900           155,735
   Notes payable to related parties                   360,766           698,000
                                                ---------------  ---------------
            Total current liabilities               3,614,978         4,148,616

Long-term debt, net of current portion                     -             42,400

Stockholders' Deficit:
   Series A preferred stock, $0.001 par value;
     1 share authorized and outstanding                    -                 -
   Series B preferred stock, $0.001 par value;
     10,000,000 shares authorized and
     no shares issued and outstanding                      -                 -
   Common stock, $0.001 par value; 250,000,000
     shares authorized, 54,592,517 and 16,062,517
     shares issued and outstanding, respectively       54,591            16,063
   Additional paid in capital                       1,665,396         1,312,695
   Subscriptions receivable                                -           (348,588)
   Accumulated Deficit                             (2,182,736)       (2,081,733)
                                                ---------------  ---------------
            Total stockholders' deficit              (462,749)       (1,101,563)
                                                ---------------  ---------------

Total liabilities and stockholders' deficit        $3,152,229        $3,089,453
                                                ===============  ===============

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statement of Operations
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                      2002             2001
                                                ---------------  ---------------
Net Sales                                           $2,364,524       $2,088,290

Cost of Sales                                        1,604,475        1,504,650
                                                ---------------  ---------------

Gross Profit                                           760,049          583,640

Operating Expenses:
   Employee Compensation                                367,419         386,683
   Selling, General, and Administrative                 343,892         316,271
                                                ---------------  ---------------
Total Operating Expenses                                711,311         702,954

Operating Profit                                         48,738        (119,314)

Other Expense:
   Interest Expense - net                               (55,309)        (24,002)
                                                ---------------  ---------------

Net Loss                                            $    (6,571)     $ (143,316)
                                                ===============  ===============

Basic and Diluted Net Loss Available to Common
Stockholders per Share                              $       -        $   (0.01)
                                                ===============  ===============
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                      21,214,799       16,062,517
                                                ===============  ===============

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statement of Operations
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                      2002             2001
                                                ---------------  ---------------
Net Sales                                           $6,864,241       $6,705,463

Cost of Sales                                        4,504,376        4,421,361
                                                ---------------  ---------------

Gross Profit                                         2,359,865        2,284,102

Operating Expenses:
   Employee Compensation                             1,205,759        1,302,507
   Selling, General, and Administrative              1,030,410        1,486,574
   Stock Compensation for Professional Fees             90,000              -
                                                ---------------  ---------------
Total Operating Expenses                             2,326,169        2,789,081

Operating Profit (Loss)                                 33,696         (504,979)

Other Expense:
   Interest Expense - net                             (134,699)         (63,856)
                                                ---------------  ---------------

Net Loss                                            $ (101,003)      $ (568,835)
                                                ===============  ===============

Basic and Diluted Net Loss Available to Common
Stockholders per Share                              $    (0.01)      $    (0.04)
                                                ===============  ===============
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                     18,040,648       16,062,517
                                                ===============  ===============

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                      2002            2001
                                                ---------------  ---------------
Cash flows from operating activities:
  Net Loss                                           $(101,003)       $(568,835)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Interest income on note receivable                (15,309)          (3,729)
     Depreciation and amortization                      62,931          162,183
     Amortization of estimated fair market
       value of options issued for professional fees    90,000              -
     Interest accrued on subscriptions receivable          -            (17,104)
     Allowance for doubtful accounts                   (60,000)             -
       Changes in operating assets and liabilities:
       Accounts receivable                              16,448         (181,683)
       Inventories                                     (98,921)        (390,331)
       Prepaid expenses and other current assets         1,850           11,941
       Other Assets                                    (46,060)          (6,494)
       Accounts payable and accrued liabilities         90,199          581,193
       Accrued payroll and related expenses             54,044          149,569
                                                ---------------  ---------------

       Net Cash used in operating activities            (5,821)        (263,290)
                                                ---------------  ---------------

Cash flows from investing activities:
       Purchases of property and equipment              (7,298)         (14,703)
       Purchase of certificate of deposit              (50,000)             -
       Funds loaned to a third party                       -           (150,000)
                                                ---------------  ---------------

       Net cash used in investing activities           (57,298)        (164,703)
                                                ---------------  ---------------

Cash flows from financing activities:
       Proceeds from the issuance of Common
         Stock, net of commissions paid                    -            112,369
       Proceeds from the issuance of Series B
         Preferred Stock, net of commissions paid          -              5,222
       Proceeds from convertible note payable              -            375,000
       Legal and professional fees related to
         the Private Placement Memorandum              (95,183)             -
       Net borrowings under the line of credit         160,954         (365,180)
       Proceeds from short-term debt                    60,000              -
       Principal repayments on long-term debt         (196,235)         (40,227)
                                                ---------------  ---------------

       Net cash provided by (used in)
         financing activities                          (70,464)          87,184
                                                ---------------  ---------------

Net decrease in cash                                  (133,583)        (340,809)

Cash at beginning of period                            177,317          331,899
                                                ---------------  ---------------

Cash at end of period                                $  43,734        $  (8,910)
                                                ===============  ===============

Supplemental disclosure of cash flow information:
            Cash paid during the period for:
                       Interest                      $  84,843        $  19,595
                                                ===============  ===============

                       Taxes                         $     -          $     -
                                                ===============  ===============

     See accompanying notes to these condensed consolidated financial statements for additional information relating to non-cash investing and financing activities during the period ended September 30, 2002 and 2001.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS

Basis of Presentation
---------------------

         The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the consolidated financial statements for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in GTDATA Form 10-KSB filed April 1, 2002. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company, GTDATA Corporation, and TSLi and GTDATA Delaware, which are wholly owned subsidiaries of GTDATA. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $647,987, a stockholders' deficit of $462,749, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

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

Concentration Risk
------------------

         The Company grants credit to customers within the United States of America and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectable amounts are provided based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

         Five customers accounted for approximately 75% of total revenue for the nine months ending September 30, 2002, with one customer accounting for approximately 32% of total revenue. During the same period last year, the Company's five largest customers accounted for 63% of total revenue, with the largest customer, who was also the largest customer in fiscal year 2002, accounting for approximately 23% of total revenue. The loss of any of these customers may have a material impact on the Company's financial statements and results of operations.

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

Warranty
--------

         The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at September 30, 2002.

Earnings Per Share
------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (none and 134,488 shares as of September 30, 2002 and 2001, respectively). Because the Company has incurred a net loss in 2002 and 2001, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

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

New Accounting Pronouncements
-----------------------------

         Additionally, the FASB has recently issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

         SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair market value. Management has not determined the effect, if any, of SFAS 146 on the Company's future financial statements.

NOTE 2 - SECURITY DEPOSIT ON TSLI FACILITY

         On February 1, 2002 and pursuant to the Company's lease agreement, the Company was required to pay an additional $64,000 security deposit. The new lease agreement entered into in November 2001 provides for a total security deposit in the amount of $96,000, of which $32,000 was paid in November 2001, and monthly lease payments of $32,000. The lease agreement also provides for the lease payments for month thirteen and twenty-five to be applied against the security deposit. The security deposit is recorded under other assets in the accompanying consolidated balance sheet at September 30, 2002.

NOTE 3 - REPAYMENT OF NOTE PAYABLE

         On March 25, 2002, the Company repaid a note payable to a third party in the amount of $64,496, including interest of $2,361. The note was originally for ninety days and accrued interest at the rate of fifteen percent.

NOTE 4 - STOCKHOLDERS' EQUITY

         During the period ending September 30, 2002, the Company issued 630,000 shares of its common stock to certain shareholders in connection with the Company's reverse merger with World Internetworks, Inc. in April 2001. The shares represent additional shares for the fractional shares which resulted from the merger and the resulting reverse stock split. The Company did not value the shares as they were a result of the stock exchange between the companies.

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

         On June 14, 2002 the former CEO of World Internetworks exercised the above-mentioned 650,000 options utilizing the non-cash exercise feature, resulting in the Company issuing 650,000 shares of its common stock.

         The above option transactions were measured on the grant dates using the variable method of accounting as required by SFAS No. 123 and FIN 44. As a result, the Company recognized total compensation expense of approximately $90,000 during the period ending June 30, 2002.

NOTE 6 -TERM NOTE

         On April 1, 2002, the Company entered into a $60,000 term note ("Note") with its current financial lender. The note was repaid in full as of September 27, 2002.

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

         The letter of credit is secured by a promissory note in the amount of $50,000, with a term of one year and an interest rate of 6.75%. As collateral for the LOC, the Company deposited $50,000 in a certificate of deposit account, which also has a term of one year and earns the Company 2%.

NOTE 8 - ENGAGEMENT OF SBI E2-CAPITAL USA AND GENERAL PACIFIC PARTNERS

         On June 20, 2002 the Company announced that it has engaged SBI E2-Capital Inc. ("SBI"), the U.S. investment banking arm of Softbank Investment Corp., and General Pacific Partners, LLC ("GPP") to assist in the execution of the Company's corporate finance strategies.

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

         Per the agreement, the Company will pay Softbank Investment Corp. $50,000 for the fairness opinion in relation to the private placement and entered into a twelve month consulting agreement with General Pacific Partners LLC at a cost of $15,000 per month. General Pacific Partners will work with the Company's management to promote the Company's stock and provide investor relations services. In addition, upon completion of the private placement, the agreement requires the Company to grant warrants to purchase 1,000,000 shares of the Company's common stock at $0.01 per share to General Pacific Partners (On October 31, 2002, the Company canceled the warrant agreement. No additional warrants have been issued to GPP as of this time).

         In the three months ending September 2002, the Company accrued $85,000 of consulting fees relating to its agreement with GPP, which are included in the accompanying Consolidated Statement of Operations. As of September 30, 2002, $10,000 of the $85,000 in accrued fees had been paid in cash and the remaining $75,000 was recorded in the accounts payable and accrued liabilities section of the accompanying Consolidated Balance Sheet.

         Per the terms of the agreement between the Company and SBI, the Company recorded approximately $67,000 in fees relating to the private placement memorandum ("PPM") during the period ending September 30, 2002. The fees included $50,000 for the fairness opinion prepared by SBI and an additional $17,000 in expenses, most of which were legal and professional fees incurred by SBI during the preparation of the PPM. Due to the fact that the $67,000 in fees were incurred during a fund-raising activity, they were recorded as a charge to additional paid-in capital and are not included in the accompanying Consolidated Statement of Operations.

         As of the date of this filing, the Company has received $27,500 in escrow. To date, the escrow funds have not been released to the Company and the corresponding shares of the Company's common stock have not been issued.

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

         As of the date of this filing, the Company was still performing its due diligence and there were no additional developments relating to this proposed acquisition.

NOTE 10 - CONVERSION OF CONVERTIBLE NOTE PAYABLE INTO EQUITY

         In July 2001, the Company sold $375,000 of convertible subordinated debentures in an offering under Regulation S of the Securities and Exchange Commission. The debentures carried a 10% stated rate of interest and matured on May 31, 2002. The debenture holder also had the right, at their option, at any time on or before the close of business on May 31, 2002, to convert the principal and accrued, but unpaid, interest on these debentures into 1,249,875 shares of the Company's common stock. In addition, the Company issued the debenture holder a warrant, with an expiration date of May 31, 2002, for the right to purchase an additional 1,249,875 shares of the Company's common stock at a price of $0.40 per share. The warrant expired on May 31, 2002 with the debenture holder opting not to exercise its right to acquire the additional 1,249,875 shares of the Company's common stock.

         On September 12, 2002, the holder of the $375,000 convertible debenture payable converted the entire amount owed into the Company's common stock. Per the terms of the conversion agreement dated September 12, 2002, the holder of the note received 18,750,000 shares of the Company's common stock at a price of $0.02 per share.

         Unpaid, accrued interest on the note totals $8,337 and will be paid by the Company in the quarter ending December 31, 2002.

NOTE 11 - CONVERSION OF RELATED PARTY DEBT INTO EQUITY

         Effective September 12, 2002, Robert Genesi, CEO and President of the Company, and Tony Giraudo, a founder of the Company, agreed to convert $300,000 and $70,000, respectively, of funds owed them into the Company's common stock at a conversion price of $0.02 per share. Per the terms of the conversion agreement, the Company issued 15,000,000 shares of its common stock to Mr. Genesi and 3,500,000 shares to Mr. Giraudo. As of September 30, 2002, the Company had notes payable to Mr. Genesi and Mr. Giraudo in the amounts of $40,000 and $182,766, respectively, with accrued, unpaid interest totaling approximately $121,000. The $222,766 is included in the notes payable to related parties section of the accompanying Consolidated Balance Sheet, and the accrued, unpaid interest is included in the accounts payable and accrued liabilities section.

NOTE 12 - SUBSCRIPTIONS RECEIVABLE

         During the quarter ending September 30, 2002, the Company reclassified $360,789 that was previously recorded as subscriptions receivable on the Consolidated Balance Sheet. The subscriptions receivable were related to founder's stock granted to Robert Genesi, the Company's CEO and President, and Tony Giraudo, a founder of the Company. The Company reclassed $348,588 as a reduction to additional paid-in capital at September 30, 2002.

NOTE 13 - SUBSEQUENT EVENTS

         On October 7, 2002, the Company reached a settlement with a former employee of TSLi who had filed previously disclosed claims against the Company regarding his termination from TSLi. The settlement was minor and had no impact on the Company's results of operations as of September 30, 2002.

         On October 22, 2002, Little Wonders, Inc., a company partly owned by Robert Genesi, the CEO and President of the Company, agreed to convert $20,000 of the $40,000 that it had loaned the Company into the Company's common stock. Per the terms of the conversion agreement, the Company will issue 1,000,000 shares of its common stock to Little Wonders at a conversion price of $0.02 per share (the current PPM price). The $40,000 note is included in the notes payable to related parties section of the accompanying Consolidated Balance Sheet as of September 30, 2002.

         On October 28, 2002, the Company renewed its revolving line of credit for an additional year, and also increased the limit of the line from $1,000,000 to $1,500,000. The terms of the credit agreement remain unchanged.

         On October 31, 2002, the Company canceled the warrant agreement issued to GPP that gave them the right to purchase 1,000,000 shares of the Company's common stock at a price of $0.01 per share

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

         This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results and financial condition" in the Company's 10-KSB, as amended, for the year ended December 31, 2001.

         GTDATA Corporation (the "Company" or "GTDATA") is a Nevada based corporation that operates its wholly-owned subsidiaries, Technical Services & Logistics, Inc. (TSLi) and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). TSLi was acquired on February 28, 2000 and specializes in the repair and remarketing of mass storage products such as hard drives, tape drives, tape libraries, CD Roms, and optical drives. TSLi also provides logistics support for its customers through its Vendor Managed Inventory programs that deliver refurbished, working drives to the customer within 24 hours. TSLi's primary customers are the major OEMs, although TSLi also provides its products and services to other, smaller companies.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001.

Revenue
-------

         Revenue for the three months ending September 30, 2002 was $2,364,524, an increase of $276,234 (13.2%) compared to the $2,088,290 from the same period last year. Repair revenue was $1,474,806 (62.4% of total revenue) for the current period, down $15,462 (1.0%) from the $1,490,268 (71.4% of total revenue) for the same period in fiscal year 2001. Sales revenue increased $291,696 (48.8%) for the current period, with total sales revenue of $889,718 (37.6% of total revenue) for the current quarter and $598,022 (28.6% of total revenue) for the same period last year.

         During the nine months ending September 30, 2002, the Company had revenues of $6,864,241, an increase of $158,778 (2.4%) from the $6,705,463 for the same period in fiscal year 2001. Repair revenue was $4,896,333, or 71.3% of total revenue for the period, versus $4,869,988 (72.6% of revenue) for the same period last year. Sales revenue was $1,967,908 (28.7% of revenue) for the current period versus $1,835,475 (27.4% of revenue) for the same period last year.

         Revenue increased due to the improved performance of the Company's resale operations. Repair revenue for both the three month and nine month periods was basically flat, while revenue from resale activities was up $291,696 (48.8%) for the three month period and $132,433 (7.2%) for the nine month period. The primary reason for the increase in resale revenue is because the Company recently gained access to the excess inventory of one of our core OEM customers, resulting in the sale of approximately $220,000 of product during the three-month period ending September 30, 2002. Revenue from resale activities also benefited from the expanding of our relationship with a foreign customer who originally utilized only the Company's repair services. During the quarter just ended, the Company recorded resale revenue of approximately $25,000 with this customer.

Gross Profit
------------

         For the three months ending September 30, 2002, gross profit totaled $760,049, or 32.1% of total revenue, compared to $583,640, or 27.9% of total revenue for the same period last year. The $176,409 (30.2%) increase in gross profit was due to the $276,234 increase in revenue, which was offset by the $99,825 increase in the cost of sales. Cost of sales increased as the result of higher direct labor costs and higher overhead costs, which increased by approximately $15,800 (5.1%) and $92,500 (18.3%), respectively. The higher direct labor costs are attributed to annual merit increases, which average about 5% per year. The increase in overhead is the result of various factors, such as increases in the cost of rent, health insurance, property insurance, utilities, and repairs and maintenance. Additionally, in fiscal year 2002, the Company began allocating one-half of the salary of its Chief Operating Officer (COO) to manufacturing overhead, which amounts to approximately $22,500 per quarter. The allocation of half the COO's salary to manufacturing overhead accounts for approximately 4.4% of the increase in overhead costs from the same period a year ago. The increase in direct labor and overhead costs was partially offset by a decrease of approximately $9,600 in freight costs.

         For the nine months ending September 30, 2002, gross profit was $2,359,865, or 34.4% of revenue, compared to gross profit of $2,284,102, or 34.1% of revenue, for the same period last year. This represents an increase of

$75,763 on a year-to-year basis and is the result of the $158,778 increase in revenue, which was partially offset by the $83,015 increase in the cost of sales. On a year-to-year basis, gross profit increased 3.3% while cost of sales increased 1.9%.

Operating Expenses
------------------

         During the three months ending September 30, 2002, operating expenses totaled $711,311 (30.1% of revenue), an increase of $8,357 (1.2%) from the $702,954 (33.7% of revenue) incurred during the same period last year. As mentioned in footnote no. 8, the Company recorded $85,000 in consulting fees that were not originally scheduled to begin until after the completion of the private placement memorandum. Excluding these charges, operating expenses decreased by $76,643, or 10.9%, from the same period last year.

         For the nine months ending September 30, 2002, operating expenses totaled $2,326,169 (33.9% of revenue) for the current period, a decrease of $462,912, or 16.6%, from the $2,789,081 (41.6% of revenue) incurred during the same period last year. Included in the year to date operating expenses for fiscal year 2002 is a non-cash, non-recurring charge of $90,000 for professional fees. Excluding this charge, operating expenses decreased $552,912, or 19.8%, from the same period last year. Legal and professional fees through the first nine months of fiscal year 2002 totaled $287,478, a decrease of $226,718 (44.1%) from the $514,196 incurred in the same period last year. Legal and professional fees were significantly higher through the first nine months of last year as a result of the reverse merger with World Internetworks and the negotiations to merge with Trace Affex. Other costs associated with the merger, that were not legal and professional fees, accounted for an additional $100,000 in the same period last year.

         Other factors contributing to the significant reduction in operating expenses include the decrease in R&D expenses and the allocation of half the salary of the Company's COO to manufacturing overhead, which amounted to approximately $62,000 and $67,500, respectively, in the nine month period ending September 30, 2002. Amortization of goodwill was zero in the current period, as the Company wrote-off its unamortized goodwill at year-end 2001. This resulted in savings of approximately $26,400 during the first nine months of fiscal year 2002.

Income from Operations
----------------------

         During the three months ended September 30, 2002, the Company had an operating profit of $48,738 compared to an operating loss of $119,314 for the same period last year. Excluding the $85,000 in consulting fees relating to the Company's agreement with General Pacific Partners ("GPP"), the Company's operating profit for the current period would have been $133,738. Increased revenue in the current quarter was the primary reason for the significant improvement in operating profit, as operating expenses were nearly identical as compared to the same period last year.

         Income from operations for the first nine months of fiscal 2002 was $33,696, compared to an operating loss of $504,979 in the same period last year. Excluding the non-cash, non-recurring charge of $90,000 for professional fees that the Company incurred in the period ending June 30, 2002, and the $85,000 of consulting fees for GPP, income from operations for the first nine months of fiscal year 2002 would have been $208,696. Increased revenue and lower operating expenses, as detailed in the previous section, are the primary reasons for the improvement in year to date operating profit as compared to last year.

Earnings before Interest, Taxes, Depreciation, and Amortization of Non-Cash
---------------------------------------------------------------------------
Charges (EBITDA)
----------------

         EBITDA for the three months ending September 30, 2002 was $69,819 versus ($68,735) in fiscal year 2001. Depreciation expense was $21,081 in the current quarter, with depreciation of $41,777 and amortization of goodwill of $8,802 in the same quarter last year.

         For the nine months ending September 30, 2002, EBITDA was $186,627 compared to EBITDA of ($342,796) in the same period last year. Depreciation and amortization of the professional fees for the current period was $62,931 and $90,000, respectively. In the same period last year, depreciation and amortization of goodwill totaled $135,777 and $26,406, respectively.

Interest Expense
----------------

         For the three months ending September 30, 2002, net interest expense was $55,309, with total interest expense of $59,536 and interest income of $4,227. Included in the interest expense of $59,536 is a charge of $12,201, which represents interest income that the Company had previously recorded on subscriptions receivable for the months of January 2002 through June 2002 (see footnote no. 12). In the same quarter last year, net interest expense was $24,002, with total interest expense of $34,127 and interest income of $10,125.

         Net interest expense for the nine-month period was $134,699, with interest expense totaling $147,096 and interest income of $12,397. In the same period last year, net interest expense was $63,856, with interest expense of $86,482 and interest income of $22,626. Net interest expense for the first nine months of fiscal year 2002 increased $72,214 (113%) from the same period last year.

         The increase in interest expense was the result of increased debt. At September 30, 2002 the Company owed $818,142 on its line of credit compared to zero at September 30, 2001. In addition, the Company has borrowed approximately $212,000 since September 30, 2001, of which approximately $102,000 has been repaid as of September 30, 2002. The additional borrowing resulted in higher interest charges.

Assets and Liabilities
----------------------

         At September 30, 2002, the Company had total assets of $3,152,229 compared to total assets of $3,089,453 at December 31, 2001. Cash was $43,734 as of September 30, 2002, down $133,583 from the $177,317 cash on hand as of December 31, 2001. Cash used in operations was $5,821, cash used in investing was $57,298, and cash used in financing activities was $70,464, with net cash used during the current period being $133,583. Major cash out-flows included net inventory purchases of $98,921, the $64,000 security deposit for the Company's leased headquarters, the $95,183 of financing fees, and the purchase of the $50,000 certificate of deposit. These out-flows were partially offset by the $90,200 increase in accounts payable and accrued liabilities, the $54,044 increase in accrued wages and related expenses, and net borrowings of $24,719. as compared to their respective balances at December 31, 2001.

         Net accounts receivable were $1,410,397 at September 30, 2002, an increase of $43,552 (3.2%) from the $1,366,845 at December 31, 2001. Net inventories increased $98,921 (8.5%), to $1,260,759, from the $1,161,838 at
December 31, 2001. The increase in net inventories is attributable to product purchased for the Company's resale activities.

         Net fixed assets totaled $73,032 at September 30, 2002 compared to $128,665 at December 31, 2001. Purchases of fixed assets totaled $7,298 during the current period, while depreciation and amortization totaled $62,931, resulting in a net decrease in fixed assets of $55,633.

         Total liabilities at September 30, 2002 were $3,614,978, a decrease of $576,038 (13.7%) from the $4,191,016 at December 31, 2001. Accounts payable and accrued liabilities were $1,731,244 at September 30, 2002, an increase of $57,433 (3.4%) from the $1,673,811 at December 31, 2001. Included in accrued liabilities is $230,339 of liabilities of TSLi UK, a former subsidiary of TSLi US that was shut down as of year-end 2000. Accounts payable and accrued liabilities increased due to legal and professional fees incurred in relation to the Company's fund-raising activities.

         Accrued payroll totaled $642,926 at September 30, 2002, compared to $588,882 at December 31, 2001. Accrued payroll at TSLi increased $21,368, with the remaining $32,676 increase resulting from Robert Genesi, the Company's CEO, receiving only partial payment of his current and prior wages, with the balance being accrued. Accrued interest payable, which is included in accounts payable and accrued liabilities, was $188,189 at September 30, 2002, an increase of $49,856 from the $138,333 at December 31, 2001.

         Notes payable and other debt totaled $1,240,808 at September 30, 2002, a decrease of $687,515 (35.6%) from the $1,928,323 at December 31, 2001. Credit line debt increased by $160,954 to $818,142 at September 30, 2002. Notes payable were reduced by the repayment of $62,135 that was loaned to the Company in December 2001 and by an additional $745,000 that was converted into the Company's common stock.

   The following is a summary of notes payable:

                                       September 30, 2002     December 31, 2001
                                       ------------------     -----------------
   Notes payable to related parties          $360,766              $698,000
   Convertible note payable                       --                375,000
   Credit Line                                818,142               657,188
   Term note to Lender                         61,900               136,000
   Other Note Payable                             --                 62,135
                                       ------------------     -----------------
                                           $1,240,808            $1,928,323

Stockholder's Deficit
---------------------

         Stockholder's deficit was $462,749 at September 30, 2002, a decrease of $638,814 from the $1,101,563 at December 31, 2001. The changes in stockholder's equity were as follows:

  Balance as of December 31, 2001                  ($1,101,563)
  Net Loss                                            (101,003)
  Financing Fees                                       (95,183)
  Issuance of common stock for debt conversion         745,000
  Estimated fair market value of options                90,000
                                                   ------------
                                                     ($462,749)

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2002, the Company had $3,152,229 in total assets, including $43,734 in cash, $50,000 in a certificate of deposit, $1,410,397 in accounts receivable, $1,260,759 in inventories, and net fixed assets of $73,032. The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are to large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment. Due to the age and proprietary nature of most of the fixed assets, these assets probably have limited value to those outside the Company.

         Also at September 30, 2002, total liabilities were $3,614,978, including accounts payable and accrued liabilities of $1,731,244, accrued payroll and related expenses of $642,926, and notes payable of $1,240,808. The accrued liabilities include $230,339 of liabilities of TSLi UK, a subsidiary of TSLi US that was shut down at the end of fiscal year 1999. Accrued wages include $429,598 of accrued salary and related expenses for Robert Genesi, the Company's Chief Executive Officer. Notes payable include $222,766 to Robert Genesi and Anthony Giraudo, a former director of the Company. Notes payable also includes $818,142 owed on the Company's credit line with its financial lender. At September 30, 2002, the Company had approximately $27,000 of availability on its credit line for short-term financing needs.

         During the period ended September 30, 2002, the Company used $5,821 of cash in its operations, used $57,298 in investing activities, and used $70,464 in its financing activities, with net cash used during the period of $133,583. Excluding the $50,000 that the Company used to purchase a certificate of deposit, net cash used was $83,583.

         The Company had negative working capital of $647,987 at September 30, 2002. The Company expects its operations to continue using net cash through at least the second quarter of fiscal year 2003 as it continues to invest in new business opportunities and repay debt obligations. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the ninety (90) days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings has been made known to them in a timely fashion.

(b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company may, from time to time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business.

         The Company received a Notice of Filing of Discrimination Complaint from the Department of Fair Employment and Housing ("DFEH") on July 12, 2002 in regard to a former employee of the Company. The Company reached a settlement with this former employee on October 7, 2002 for a non-material amount. In addition, the Company received a Notice of Case Closure from the DFEH on August 6, 2002 indicating that a discrimination complaint in regard to another former employee of the Company has been closed and that such former employee has requested an immediate right-to-sue notice. At this time, the Company has not received notice of a lawsuit regarding such former employee, but such notice may be forthcoming.

         The Company received a demand for arbitration regarding the repayment of a promissory note. While the Company is going to arbitrate the claim, the Company has been and is diligently pursuing a settlement of such claim and expects to reach a settlement satisfactory to both parties.

         The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

         On March 28, 2002 and April 18, 2002, the Company granted to Steven Hansen, former CEO of World Internetworks, options to purchase up to 250,000 and 400,000 shares of the Company's common stock, respectively. The options were issued under the Company's 2001 stock option plan. On June 14, 2002, Steven Hansen exercised all of the above-referenced options and the Company issued 650,000 shares of its common stock.

         On June 30, 2002, the Company issued 630,000 shares of restricted common stock to 22 shareholders of the Company. Such shares were issued in connection with the Company's reverse merger with World Internetworks, Inc. that took place in April 2001.

         On September 12, 2002, the Company issued 15,000,000 shares of restricted common stock to Robert Genesi and 3,500,000 shares of restricted common stock to Tony Giraudo in return for their conversion of $300,000 and $70,000 of funds owed to them by the Company, respectively. In addition, on September 12, 2002, the Company issued 18,750,000 shares of restricted common stock to a debenture holder in exchange for the conversion of $375,000 owed to such holder pursuant to a convertible subordinated debenture. All three of these conversions took place at a conversion price of $0.02 per share.

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

         99.1  Certifications

  (b) Reports on Form 8-K

         None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GTDATA Corporation


Date:  November 13, 2002                           /s/ Robert Genesi
                                                   ------------------
                                                   Robert Genesi, President and
                                                   Chief Executive Officer


Date:  November 13, 2002                           /s/ John Genesi
                                                   ------------------
                                                   John Genesi, Chief
                                                   Financial Officer

EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of GTDATA Corporation (the "Company" on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           /s/  Robert Genesi
                           ----------------------------
                           Robert Genesi, President and       November 13, 2002
                           Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of GTDATA Corporation (the "Company" on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           /s/  John Genesi
                           ----------------------------
                           John Genesi, Chief Financial       November 13, 2002
                           Officer

I, Robert Genesi, certify that:

1. I have reviewed this report on Form 10-QSB of GTDATA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert Genesi
----------------------------------
Robert Genesi, Chief Executive
Officer and President

I, John Genesi, certify that:

1. I have reviewed this report on Form 10-QSB of GTDATA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Genesi
----------------------------------
John Genesi, Chief Financial
Officer