Form 10KSB
period 2002-12-31
GT DATA CORP
filed 2003-04-15
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended: December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $9,715,456.

The aggregate market value of the common stock of the issuer held by non-affiliates as of April 3, 2003, based upon a closing bid price of $0.07 per share on such date, was approximately $144,674.

The number of shares outstanding of the issuer's common stock as of April 3, 2003 was 3,436,209 shares.

Please note that effective February 17, 2003 the Company completed a 1 for 20 reverse stock split. All references throughout this Annual Report on Form 10-KSB to the number of shares, per share amounts, stock options and market prices of the Company's common stock have been restated to reflect these stock split.

Transitional Small Business Disclosure Format (check one):        [ ] Yes [X] No

                                TABLE OF CONTENTS


                                    PART I.

Item 1.  Description of Business...........................................2

Item 2.  Description of Property...........................................9

Item 3.  Legal Proceedings.................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...............9

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.........10

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................12

Item 7.  Financial statements............................................F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................20

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act...............20

Item 10. Executive Compensation...........................................23

Item 11. Security Ownership of Certain Beneficial Owners and Management...26

Item 12. Certain Relationships and Related Transactions...................29

Item 13. Exhibits and Reports on Form 8-K.................................30

Item 14. Controls and Procedures..........................................31

Introductory Note
-----------------

       This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results, and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, inadequate capital, unexpected costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or the fluctuation and volatility of the Company's operating results, financial condition and stock price, dilution in the Company's ownership of its business, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report on Form 10-KSB or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainty inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

       GT Data Corporation, a Delaware corporation ("GT Data Delaware") was originally incorporated on April 14, 1998 according to the laws of Colorado. GTData Delaware was reincorporated according to the laws of Delaware on February 17, 2000. GT Data Delaware, through its wholly-owned subsidiary Technical Services and Logistics Inc. (TSLi), is engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers.

Nature of Operations
--------------------

       On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Delaware. On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data Delaware, with GT Data Delaware as the surviving subsidiary of the Company. Pursuant to the Plan of Merger, all of the 384,420 outstanding series B preferred stock and common stock of GT Data Delaware were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data Delaware as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data Delaware was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GTDATA Delaware agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. Since WINS continuing operations are insignificant, a proforma consolidated statement of operations is not included and all financial information is that of GTDATA Nevada.

       As a result of the reverse merger transaction that took place on February 27, 2001, the Company adopted the fiscal year end of the formerly private company, GT Data Delaware, and as a result, the Company's fiscal year end is now December 31.

Business
--------

Overview
--------

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

Data Storage and Repair Service
-------------------------------

       Through our wholly owned subsidiary, Technical Services and Logistics, Inc. ("TSLi"), we offer warranty, repair, sales, logistics and new build services to users of magnetic disk, optical disk, hard disk and magnetic tape. We also offer full service and support capabilities for other mass storage categories, including hard drives, CD ROMs, and floppy drives.

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

       The data storage industry is in need of companies that can offer faster cycle times and higher volume commitments. We believe that we have positioned ourselves to take advantage of this opportunity by adapting to our current and potential customers' needs. We have and will continue to concentrate on improving our processes and controls so that we can meet our customers needs in the most efficient and effective manner. In addition, we work closely with our OEM partners on proprietary technology and equipment.

       In addition to our tape repair services, we also offer inventory management, advance-exchange and engineering consultation. These added services allow us to provide a full-service infrastructure that includes:

      o    customer service;

      o    technical support;

      o    engineering support;

      o    program management; and

      o    logistics expertise.

Sales and Marketing
-------------------

       Our goal has been to build OEM strategic partnerships and to leverage these partnerships to build volume business with the major integrators. The volume integrators require their service providers to support a wide variety of brands and models. As a result of our relationships with our OEM customers, our broad network of suppliers, and our internal sales people, we believe that we are positioned to meet these needs.

       We also maintain a web site for our customers. Our web site allows customers to track purchase orders and return merchandise authorizations. The site also provides a technical support message board that allows our customers to receive technical support from our technical support personnel as well as RMA request forms. In addition, we've added a web sales feature that allows our customers to buy and sell product over the internet.

       Though we market our services and products worldwide, we devote minimal direct resources to marketing our business. We utilize our OEM base to market our services and products to key integrators. We also advertise our services in trade magazines and participate in industry trade shows.

Dependence on Key Customers and Suppliers
-----------------------------------------

       The Company currently relies upon five (5) key customers that constitute approximately 78% of the Company's revenues for 2002, and five (5) of these key customers constituted approximately 50% of the Company's revenues for 2001. If we were to lose any one of these customer accounts, our financial condition and operations would be materially impacted.

       We also rely on a core group of suppliers for our products and components. If we were to lose any of these key suppliers, it may be difficult for the Company to secure another source of such supplies. As a result, the loss of any of these suppliers may materially impact the Company, its operations, and financial condition.

Competitive Business Conditions
-------------------------------

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

Environmental Compliance
------------------------

       Compliance with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on our financial results, operations or business. The Company did not have any material expenditures for environmental compliance in fiscal 2002. The Company does not currently have and has not budgeted any material estimated expenditures for environmental compliance during 2003. However, potential liability under environmental rules and regulations is ongoing, regardless of whether the Company has complied with existing governmental guidelines.

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

Employees
---------

       At December 31, 2002, the Company had approximately 97 full time employees, of whom 3 were in engineering/R&D, 5 were in sales and marketing, 18 were administrative, and the remaining 71 employees were in operations. None of the Company's employees are represented by a union, and we have experienced no work stoppages. We believe our employee relations are favorable.

FACTORS THAT MAY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

       Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results, and financial condition.

We currently have a number of obligations that we are unable to meet without
----------------------------------------------------------------------------
generating additional revenues or raising additional capital. If we cannot
--------------------------------------------------------------------------
generate additional revenues or raise additional capital in the near future, we
-------------------------------------------------------------------------------
may become insolvent and our stock would become illiquid or worthless.
---------------------------------------------------------------------

       As of December 31, 2002, our cash balance was approximately $247,541, our outstanding accounts payable and accrued liabilities totaled $2,001,807, our line of credit totaled approximately $705,000, and our short-term debt totaled $439,666. If we do not receive sufficient financing we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations, or financial condition. These measures could have a material adverse affect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors have a duty to our creditors that may conflict with the interests of our stockholders.

       For the year ending December 31, 2002, our net loss from operations was $596,456, and for the year ending December 31, 2001, our net loss from operations was $1,175,394. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2002 we had an accumulated deficit of $2,585,855. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from our operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling, or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to obtain new clients, and may not be enough to permit us to operate profitably, or at all.

We may have difficulty obtaining the funding we need to operate and grow our
----------------------------------------------------------------------------
business in the future.
----------------------

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

We have an immediate need for additional capital to meet our business
---------------------------------------------------------------------
objectives.
----------

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

Our acquisition strategy subjects us to risk.
--------------------------------------------

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

Our auditor expressed "going concern" opinions.
----------------------------------------------

       The Independent Auditor's Report for GTDATA and its subsidiaries' audited consolidated financial statements dated December 31, 2002 expresses "substantial doubt about our ability to continue as a going concern," due to our substantial losses from operations, stockholders' deficit and our need to raise sufficient working capital.

       We experienced operating losses of $1,175,394 and $596,456 in fiscal years 2001 and 2002, respectively. We expect that we may continue to incur net losses through 2003 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our strategy of becoming a high-end data storage solutions provider. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

TSLi, our subsidiary, relies on several principal customers.
-----------------------------------------------------------

       A significant portion of TSLi's revenues are generated by several service and maintenance customers. If we are unable to retain and grow these customer accounts or if we were to lose one of these customers, our ability to execute upon our business plan will be severely compromised.

We may not be able to compete successfully because of the number and strength of
--------------------------------------------------------------------------------
our competitors and expected numerous market entrants.
-----------------------------------------------------

       We anticipate that we will compete with many established and smaller, less established companies offering data storage services. Many of these companies have substantially greater financial, marketing, and technological resources, and greater access to customers than us. Our competitors in these markets include Quantum, EMC, IBM and others. Most of these competitors benefit from greater name recognition and have substantially greater resources than we have. In addition, as the data storage market continues to expand, we expect competition to increase and to see new entrants into the market. Our failure to effectively compete in this industry would adversely affect our business. Additionally, our business may be materially impacted by the announcement or introduction of new products or the implementation of effective marketing strategies by our competitors.

If we fail to maintain and establish strategic relationships, we could lose
---------------------------------------------------------------------------
access to sales opportunities.
-----------------------------

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

Our business may suffer if we cannot protect our intellectual property.
----------------------------------------------------------------------

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

We may be unable to keep pace with rapid industry changes.
---------------------------------------------------------

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

We may be unable to retain our senior management and other key personnel.
------------------------------------------------------------------------

       Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. We do not maintain key-person life insurance on senior management or any of our key personnel. If we lose the services of any of these individuals, including, but not limited to, Robert Genesi, Larry Gluck, John Genesi or Gary Mendelsohn, our ability to effectively deliver services to our clients and manage our business effectively could be materially impaired.

There is significant competition in our industry for highly skilled employees
-----------------------------------------------------------------------------
and our failure to attract and retain technical personnel would adversely affect
--------------------------------------------------------------------------------
our business.
------------

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

Our stock price is volatile and there is a limited market for our shares.
------------------------------------------------------------------------

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

Our operating results may vary from quarter to quarter as a result of a variety
-------------------------------------------------------------------------------
of factors beyond our control.
-----------------------------

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

You should not expect the payment of dividends by us.
----------------------------------------------------

       We do not expect to pay dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings. Investors who will need cash dividends from their investment should not purchase our common stock.

You may experience significant dilution.
----------------------------------------

       We anticipate that we will need to raise significant capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

We are controlled by a limited number of persons.
------------------------------------------------

       A limited number of persons and their affiliates, including current and past management, own over 75% of our outstanding voting stock. Accordingly, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholder's investments.

Available Information
---------------------

       The company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.gtdatacorp.com. The Company's headquarters are located at 625 Cochran Street, Simi Valley, CA 93063. The Company's phone number at that address is 805-582-3600 and the Company's e-mail address is http://www.tsli.com.

ITEM 2.  DESCRIPTION OF PROPERTY.

       GTDATA Corporation does not currently own any real property. Through our wholly owned subsidiary, TSLi, we lease approximately 50,000 square feet in Simi Valley, California, at approximately $33,000 per month. We maintain our headquarters at this location and our service and repair division, TSLi, also operates from this location. The Simi Valley facility is under a non-cancelable operating lease that expires in October 2007.

ITEM 3.  LEGAL PROCEEDINGS.

       The Company may, from time to time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business. Other than as set forth below, the Company is not currently involved in any such litigation which it believes could have a material adverse affect on its financial condition or results of operations.

       In September 2002, the Company received a demand for arbitration regarding the repayment of a promissory note. While the Company is willing to arbitrate the claim, it believes that as of December 2, 2002, it has reached a tentative agreement regarding the $98,000 loaned to the Company in September 1996 (see Item 12). As of this filing, the agreement has not yet been finalized, but the Company has honored the terms of the tentative agreement. The Company hopes to have the agreement finalized before an arbitration hearing is scheduled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "GTDT" (formerly "GTDA"). There is presently no established trading market for our common stock. The following table reflects the high and low closing price information during the quarter for our common stock as quoted on the OTC Bulletin Board for our last two fiscal years ended December 31, 2001 and December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       Quarter Ended                 High Bid           Low Bid
       -------------                 --------           -------

       March 31, 2001 (1)            $15.00             $6.26
       June 30, 2001                 $11.26             $2.40
       September 31, 2001            $5.80              $2.40
       December 31, 2001             $6.00              $1.80
       March 31, 2002                $7.00              $1.40
       June 30, 2002                 $7.00              $1.60
       September 31, 2002            $2.20              $0.40
       December 31, 2002 (2)         $1.60              $0.40

(1)  There was a 1 for 2 reverse stock split effective March 20, 2001.

(2)  There was a 1 for 20 reverse stock split effective February 17, 2003.

       All references throughout this Annual Report on Form 10-KSB to the number of shares, per share amounts, stock options and market prices of the Company's common stock have been restated to reflect these stock splits.

       As of March 28, 2003, we had approximately 577 stockholders of record. This figure does not include beneficial owners or common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

       As of April 3, 2003, the last sales price per share of the Company's common stock, as reported on the Over the Counter Bulletin Board was $0.07.

Dividends
---------

       We have not declared or paid any cash dividends with respect to our common stock, and we do not intend to declare or pay any cash dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

       Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, or the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For a transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements, must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

Equity Compensation Plans Information
-------------------------------------

       The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002.



Plan Category                        Number of securities to    Weighted-average         Number of remaining
                                     be issued upon exercise    exercise price of        securities available for
                                     of outstanding options,    outstanding options,     future issuance under equity
                                     warrants, and rights       warrants, and rights     compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))
------------------------------------------------------------------------------------------------------------------------

Equity compensation plans                    161,442                     $2.56                     48,139,391
  approved by security holders

Equity compensation plans                     31,225                    $10.48                      n/a
  not approved by security holders

------------------------------------------------------------------------------------------------------------------------
                                             192,667                     $3.84                     48,139,391



Recent Sales of Unregistered Securities
---------------------------------------

       In December 2002, the Company issued 58,333 shares of its common stock, on a post-split basis, to General Pacific Partners (GPP) as payment for professional services valued at $35,000. On a post-split basis, the conversion price was $0.60 per share.

       In November 2002, the Company issued 287,500 shares of its common stock, on a post-split basis, to General Pacific Partners as payment for professional services valued at $115,000. On a post-split basis, the conversion price was $0.40 per share.

       In November 2002, the Company issued 100,000 shares of its common stock to a third party investor in exchange for that party converting a $40,000 loan made to the Company. On a post-split basis, the conversion price was $0.40 per share.

       In November 2002, the Company issued 17,500 shares of its common stock, on a post-split basis, at a price of $0.40 per share, or $7,000 in the aggregate. These were funds raised as part of the Company's Regulation D offering.

       In November 2002, the Company issued 124,500 shares of its common stock, on a post-split basis, to a Finder of convertible debt. On a post-split basis, the conversion price was $0.40 per share.

       In October 2002, the Company issued 50,000 shares of its common stock, on a post-split basis, to a related party in exchange for that party converting a $20,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In October 2002, the Company issued 68,750 shares of its common stock, on a post-split basis, at a price of $0.40 per share, or $27,500 in the aggregate. These were funds raised as part of the Company's Regulation D offering.

       In September 2002, the Company issued 937,500 shares of its common stock, on a post-split basis, to a third party investor in exchange for that party converting a $375,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In September 2002, the Company issued 750,000 shares of its common stock, on a post-split basis, to a Founder of the Company in exchange for the Founder converting a $300,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In September 2002, the Company issued 175,000 shares of its common stock, on a post-split basis, to a Founder of the Company in exchange for the Founder converting a $70,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In June 2002, the Company issued 31,500 shares of its common stock, on a post-split basis, to certain shareholders in connection with the Company's reverse merger with World Internetworks, Inc. in April 2001. The shares represent additional shares for the fractional shares which resulted from the merger and the resulting reverse stock split. The Company did not value the shares as they were a result of the stock exchange between the companies.

       In June 2002, the Company issued 32,500 shares of its common stock, on a post-split basis, to the former CEO of World Internetworks as payment for consulting services. The former CEO was originally granted options with a non-cash exercise clause, which were measured on the grant dates using the variable method of accounting as required by SFAS No. 123, with a resulting value of $90,000. The options were exercised utilizing the non-cash exercise feature, resulting in the Company issuing the above mentioned 32,500 shares of its common stock.

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

       On January 13, 2003, the Company terminated 7 employees, including Robert Mullaney, Executive Vice President of Sales at GTDATA and President of TSLi, as part of a corporate restructuring. On January 23, 2003, the Company received a letter from the attorney representing Mr. Mullaney, threatening legal action if a severance agreement could not be negotiated by February 10, 2003. The Company originally attempted to negotiate a settlement, but has since decided not to pursue a settlement. On March 31, 2003, the Company received a Notice of Claim and Conference from the Labor Commissioner of the State of California regarding a claim for unpaid commissions totaling $20,000. A hearing to discuss this matter has been set for Tuesday, May 27, 2003. In January 2003, the Company took a $90,000 charge to cover any potential liability arising from Mr. Mullaney's termination.

On February 28, 2003, the Company layed-off an additional seven (7) employees and implemented a 15% pay reduction for all employees as part of an aggressive cost-cutting measure. The 15% pay reductions were to be effective the week beginning March 3, 2003.

Revenue
-------

       Revenue in fiscal year 2002 was $9,715,456, an increase of 667,247, or 7.4%, from the $9,048,209 in fiscal year 2001. The revenue mix in fiscal year 2002 was $6,785,603 (69.8%) from repair services and $2,929,853 (30.2%) from resale activities. In fiscal year 2001, $6,116,589 (67.6%) in revenue was generated by repair services, while $2,931,620 (32.4%) came from resale activities.

       Five (5) customers accounted for 77.9% ($7,569,215) of total revenue in fiscal year 2002, while five (5) customers accounted for 50.6% ($4,578,394) of revenue in fiscal year 2001. TSLi's "core" customers, who are major OEMs, accounted for 66.7% ($6,483,411) of fiscal year 2002 revenue compared to 43.5% ($3,935,970) of fiscal year 2001 revenue. Our largest customer, who's one of our core customers, accounted for 31.2% ($3,026,070) of fiscal year 2002 revenue compared to 18.4% ($1,664,870) in fiscal year 2001.

       For fiscal 2002, the increase in revenue on a year-to year basis was due to increased volume from our largest customer, who increased its business with the Company by $1,361,200, or 45%.

Gross Profit
------------

       Fiscal year 2002 gross profit was $3,323,990 versus $3,618,849 in fiscal year 2001, a decrease of $294,859, or 8.1%. Gross profit in fiscal 2002 was adversely affected by a $150,000 charge taken to cover missing component inventory owned by a customer and stored at TSLi's facility. The inventory shortage was discovered by the customer during their internal audit, and the Company believes, but cannot prove, that the missing component parts were stolen. Fiscal year 2002 gross profit was also adversely affected by the scrapping of hard disk drives that the Company had purchased earlier in the year for its resale activities. The Company took a charge of approximately $100,000 in relation to the scrapping of these drives, with management opting not to apply the charge against the Company's $300,000 inventory reserve. Higher costs for both labor and material also had an adverse affect on fiscal 2002 gross profit.

       Gross profit for fiscal year 2002 was 34% of revenue, while gross profit in fiscal year 2001 was 40% of revenue. Factoring out approximately $250,000 of above mentioned charges, gross profit for fiscal 2002 would have been almost 37% of revenue.

Operating Expenses
------------------

       Operating expenses for fiscal year 2002 were $3,920,446 compared to $4,794,243 in fiscal year 2001, a decrease of $873,797, or 18.2%.

       The primary reasons for the decrease in operating expenses, on a year-to-year basis, is that in fiscal 2001 the Company took the following charges that did not recur in fiscal 2002: (1) the amortization/impairment of $499,000 of goodwill in relation to the acquisition of TSLi; (2) the recording of approximately $100,000 in expenses relating to its sale of the internet operations of WINS; and (3) the recording of $75,000 for warrants issued to a third party. In addition, operating expenses were reduced by approximately $67,000 by lower employee compensation at TSLi and by an additional $50,000 resulting from one-half of the salary of the Chief Operating Officer being allocated to cost of sales. These savings were partially offset by an increase of approximately $152,000 in legal and professional fees and approximately $157,000 in bad debt charges relating to the write-off of a loan to Trace Affex. During fiscal 2002, the Company incurred fees of approximately $307,000 in relation to its Private Placement and $90,000 for the issuance of options for a consulting agreement. Factoring out these PPM related charges, operating expenses would have been $3,523,446, a decrease of $1,270,797, or 26.5%, from fiscal 2001.

Loss from Operations
--------------------

       The Company's loss from operations in fiscal year 2002 was $596,456, a decrease of $578,938, or 49.3%, from the $1,175,394 operating loss in fiscal year 2001.

       The loss from operations improved significantly this year because the Company had the following non-recurring charges in fiscal 2001: (1) the amortization/impairment of $499,000 of goodwill, in relation to the acquisition of TSLi; (2) the recording of approximately $100,000 in expenses relating to its sale of the internet operations of WINS; and (3) the recording of $75,000 for warrants issued to a third party. As previously mentioned, the savings from these non-recurring charges were partially offset by an increase of approximately $152,000 in legal and professional fees and approximately $157,000 in bad debt charges relating to the write-off of a loan to Trace Affex. For fiscal year 2002, the Company's operating loss included the following non-recurring charges: (1) $307,000 in fees relating to the PPM, (2) the $157,000 charge to write-off the Trace Affex loan; (3) the $150,000 charge for missing, customer-owned, inventory; and (4) the $90,000 in fees for a consulting agreement with the former CEO of WINS. Excluding these charges, the Company would have had income from operations of $107,544, an increase of $1,282,938 from last year's operating loss of $1,175,394.

Earnings Before Interest, Taxes, Depreciation, Amortization, and Impairment
---------------------------------------------------------------------------

       Loss before interest, taxes, depreciation, amortization, and impairment ("EBITDA") in fiscal year 2002 was ($231,706) versus EBITDA of ($500,157) in fiscal year 2001

       Depreciation expense in fiscal year 2002 was $85,408 versus $176,507 in fiscal year 2001, and the amortization of goodwill totaled $35,208 in fiscal 2001 and zero in fiscal 2002.

Other Income and Expense
------------------------

       Other income for fiscal 2002 totaled $436,978, all of which was the result of Robert Genesi, the Chairman and CEO of GTDATA, forgiving back wages that had been accrued, but unpaid, since October 1999. There was no other income to report in fiscal 2001.

       Other expense for fiscal 2002 totaled $157,636, which was the result of the Company writing-off its $150,000 note receivable from Trace Affex. The charge includes the $150,000 principal in addition to the $7,636 of accrued, but unpaid, interest receivable as of December 31, 2001. There was no other expense in fiscal 2001.

Net Interest Expense
--------------------

       Net interest expense for fiscal year 2002 was $187,008, an increase of $75,531, or 67.8%, from the net interest expense of $111,477 in fiscal year 2001. Net interest expense increased due to a larger debt load in fiscal 2002 as compared to fiscal 2001. In fiscal 2002, the Company had an interest bearing credit line for a full twelve (12) months, while in fiscal 2001 the Company operated for approximately six (6) months without a credit line. In addition, during fiscal 2002 the Company had approximately nine (9) months of interest expense on the $375,000 convertible note versus six (6) months in 2001, approximately nine (9) months of interest expense on a $90,000 note payable to a related party versus two (2) months in fiscal 2001, and six (6) months of interest expense on a six (6) month, $60,000 note payable that originated in April 2002.

       The following is a summary of the net interest expense for fiscal year 2002 and 2001:



                                                                      2002         2001
                                                                    ---------   ---------

Interest Income on Subscriptions Receivable                        $  -0-         22,805
Interest Income from Note Receivable - Trace Affex                    -0-          7,636
Other Interest Income                                                 -0-          1,007
                                                                    ---------   ---------
       Total Interest Income                                          -0-         31,448

Interest Expense - Notes Payable to Financial Institutions           81,551       52,789
Interest Expense - Notes Payable to Related Parties                  61,640       55,979
Interest Expense - Convertible Note Payable                          28,242       19,545
Other Interest Expense                                               15,575       14,612
                                                                    ---------   ---------
       Total Interest Expense                                        187,008     142,925

Net Interest Expense                                               $ 187,008   $ 111,477
                                                                    =========   =========


Assets and Liabilities
----------------------

       Cash as of December 31, 2002 was $247,541, an increase of $70,224, or 39.6%, from the cash balance of $177,317 at December 31, 2001. The Company borrowed approximately $130,000 via short-term notes from its primary lender, raised $34,500 from its Private Placement, and secured an additional $40,000 through a convertible note payable. Approximately $110,000 of the borrowings were in December 2002, so excluding these borrowings, cash actually decreased $39,776, or 22.4%, to $137,541 as of year-end 2002. Of the $130,000 borrowed from our primary lender, $60,000 was repaid in full as of December 31, 2002. During fiscal 2002, the Company's net borrowings on the credit line were $46,889, and net payments on debt obligations totaled $157,235. An additional $32,000 was used as a security deposit on the Company's headquarters, which was required under the new lease that was signed in February 2002. Other factors affecting cash were related to normal business operations, such as paying vendors, buying inventory, and cash collections.

       Net accounts receivable decreased $236,477 to $1,130,368, a decrease of 17.3% from the $1,366,845 as of December 31, 2001. Tighter, more efficient, cash collection procedures and the use of more cash-on-delivery (COD) terms resulted in accounts receivable dropping by 17% even though sales increased by over 7% on a year-to-year basis. Allowance for doubtful accounts was approximately $147,000 as of year-end 2002 versus $200,000 at year-end 2001. The Company reviewed its accounts receivable at year-end and is satisfied that it has sufficient reserves to cover potential problem accounts. Overall, the Company regards its accounts receivable to be of high quality as most of the receivables are to major OEMs.

       Net inventories were $1,079,596 at year-end 2002, a decrease of $82,242, or 7.1%, from $1,161,838 at December 31, 2001. The decrease is attributable to normal business operations, as the Company is constantly buying and selling inventory for its resale operations and Vendor Managed Inventory (VMI) programs.

       The following is a summary of net inventories as of December 31, 2002 and 2001:

                                          2002               2001
                                      ------------       ------------
         Raw Materials                $   156,256        $   104,228
         Work in Process                  196,151            346,853
         Finished Goods                 1,027,189          1,010,757
         Inventory Reserve               (300,000)          (300,000)
                                      ------------       ------------
            Net Inventories           $ 1,079,596        $ 1,161,838
                                      ============       ============

       Property and equipment, net of depreciation, was $82,000 at December 31, 2002, a decrease of $46,665, or 36.3%, from the $128,665 at year-end 2001.
Depreciation and amortization expense for fiscal year 2002 was $85,408 and capital purchases were $38,743.

       Accounts payable and accrued liabilities totaled $1,767,279 as of December 31, 2002, an increase of $93,468, or 5.6%, from the $1,673,811 at December 31, 2001. Legal and professional fees owed increased from $197,301 as of December 31, 2001 to $349,035 as of year-end 2002, an increase of $151,734, or 77%. Also included in the accrued liabilities at year-end 2002 is the $150,000 reserve for missing, customer-owned, inventory that was stored at TSLi. Excluding the $150,000 inventory accrual, accounts payable and accrued liabilities at year-end 2002 would have been $1,617,279, a decrease of $56,532, or 3.4%. Interest payable, which was $138,333 at December 31, 2001, increased $62,862, or 45.4%, to $201,195 as of year-end 2002. Of the $201,195 of interest payable, approximately $184,000, or 91.5%, of that amount is owed to related parties. Included in the $1,767,279 is $230,339 of accrued liabilities for TSLi UK, a former subsidiary of TSLi US that was closed at year-end 1999 due to a lack of profitability.

       Accrued payroll was $234,528 at year-end 2002, a decrease of $354,354, or 60.2%, from the $588,882 as of December 31, 2001. The significant reduction in accrued payroll is attributable to Robert Genesi, the Company's Chairman and CEO, forgiving his accrued back wages, which totaled $436,978 (including payroll tax liabilities) as of year-end 2002. Offsetting the $436,978 was an increase of $42,570 in accrued payroll at TSLi. The $234,528 of accrued wages at year-end 2002 is from TSLi, and consist of accrued wages, vacation and sick pay, and payroll taxes. As of December 31, 2002, GTDATA did not have any accrued payroll other than that of its wholly-owned subsidiary, TSLi.

       Notes payable and other debt totaled $1,143,743 at year-end 2002, a decrease of $784,580, or 40.7%, from the $1,928,323 as of December 31, 2001.
During fiscal 2002, certain debt-holders agreed to convert $772,000 owed to them into shares of the Company's common stock. In addition, the Company had net payments on the term notes with its lender totaling $25,100, repaid a $62,135 note to a third party, and repaid $12,000 of a $98,000 note payable to a related party. These debt payments were partially offset by net borrowings of $46,889 on its credit line. The following is a comparison of significant debt obligations as of December 31, 2002 and 2001:


                                           2002               2001
                                       -----------        -----------
  Credit Line                          $  704,077         $  657,188
  Term Note to Lender                     110,900            136,000
  Notes Payable to Company Founders          --              470,000
  Convertible Note Payable                   --              375,000
  Note Payable to Related Parties         328,766            228,000
  Other Note Payable                         --               62,135
                                       -----------        -----------
                                       $1,143,743         $1,928,323
                                       ===========        ===========

Stockholders' Deficit
---------------------

       Stockholders' deficit as of December 31, 2002 was $476,385 compared to stockholders' deficit of $1,101,563 on December 31, 2001, an increase of $625,178. During fiscal year 2002, the Company sold 86,250 shares of common stock for cash proceeds of $34,500, issued 32,500 shares of common stock upon the exercise of stock options issued for consulting fees valued at $90,000, and issued 2,482,833 shares in connection with the convertible debt. The above share amounts have been adjusted for the Company's 1 for 20 reverse stock split that was effective February 17, 2003.


Stockholders' Equity at December 31, 2001                         ($1,101,563)
   Net Loss - fiscal year 2002                                       (504,122)
   Cash Proceeds from Sale of common stock                             34,500
   Value of shares issued in connection with convertible debt       1,004,800
   Value of options issued for consulting agreement                    90,000
                                                                  ------------
            Stockholders' deficit as of December 31, 2002           ($476,385)
                                                                  ============


Liquidity and Capital Resources
-------------------------------

       At December 31, 2002, the Company had $2,669,165 in total assets, including $247,541 in cash, $1,130,368 in accounts receivable, $1,079,596 in inventories, and net fixed assets of $82,000. Net accounts receivable decreased $236,477, or 17.3%, from the $1,366,845 as of December 31, 2001. Tighter, more efficient, cash collection procedures and the use of more cash-on-delivery (COD) terms resulted in a decrease of accounts receivable even though sales increased by over 7% on a year-to-year basis. Net inventories decreased $82,242, or 7.1%, from the $1,161,838 at December 31, 2001. The decrease is attributable to normal business operations, as the Company is constantly buying and selling inventory for its resale operations and Vendor Managed Inventory (VMI) programs. Net fixed assets decreased $46,665, or 36.3%, from the $128,665 at year-end 2001. Capital purchases totaled $38,743 during fiscal 2002, with the majority of these purchases being to upgrade computer hardware and software. The Company is constantly striving to upgrade its technologies, but realizes that cash constraints limit what can be accomplished in this regard.

       The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are from large OEMs. As of year-end 2002, net receivables totaled $1,130,368, of which approximately $955,000, or 84.5%, was owed by major OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. As a result, the Company carries a $300,000 inventory reserve to help minimize inventory obsolescence. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment.

       At year-end 2002, the Company had negative working capital of $664,634 and a current ratio of .79 as compared to negative working capital of $1,253,974 and a current ratio of .70 as of December 31, 2001.

       Also at December 31, 2002, total liabilities were $3,145,550, including accounts payable and accrued liabilities (less interest payable) of $1,566,084, interest payable of $201,195 (of which approximately $184,000 is owed to related parties), accrued payroll of $234,528, notes payable to related parties of $328,766, notes payable to our lender of $110,900, and a credit line balance of $704,077. Included in the accounts payable at year-end 2002 is approximately $20,000 owed to the local utility company, which is the remaining balance due on a $110,000 bill that the Company received in July 2001 (the local utility company had not invoiced TSLi for electricity for the first two (2) years that TSLi was in its current building). In July 2001, the Company reached an agreement whereby the Company would pay $5,000 per month until the bill was paid in full. As of this filing, the Company has two (2) payments left totaling approximately $9,500. Notes payable to related parties include $40,000 owed to Robert Genesi, the Company's Chairman and CEO, $20,000 owed to a company controlled by Mr. Genesi, $182,766 owed to Anthony Giraudo, a founder of the Company, and $86,000 owed to an employee of TSLi. The term notes to our lender mature in July 2003 and November 2003, with the current weekly payment set at $3,000 and reducing to $1,500 per week at the end of July 2003. In regard to the $86,000 note payable to an employee, the Company has agreed to pay this individual $1,000 per week until the principal balance has been repaid in full. In regard to the accrued interest on this note, which totaled approximately $52,000 at December 31, 2002, there is a tentative agreement in place where this individual will convert the majority of the accrued interest owed to him into the Company's common stock. At December 31,2002, the Company owed $704,077 on its $1,500,000 credit line, and had borrowing availability of approximately $7,000.

       During the year ended December 31, 2002, cash provided by operations was $86,813, while net cash generated in the period was $70,224. The Company's positive cash flow from operations resulted primarily from the Company's ability to improve cash collections, reduce inventories, and delay payment to vendors. Cash from accounts receivable was $236,477, cash from inventories was $82,242, and cash from accounts payable and accrued liabilities was $276,234. Offsetting these amounts was the Company's net loss, which totaled $504,122 for fiscal 2002.

       Cash used for investing was $38,743, with all of it attributable to the purchase of computer hardware and software.

       Cash from financing activities was $22,154, with $170,000 from short-term borrowings, $46,889 net borrowings on the credit line, and $34,500 from the sale of common stock. Offsetting these amounts were $217,235 and $12,000 of net payments on short-term borrowings and related party debt, respectively.

       The Company had negative working capital of $664,634 and a current ratio of .79 as of December 31, 2002. The Company expects its operations to continue using net cash for the foreseeable future as it continues to invest in its TSLi operations and pay down debts. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financing in a timely manner, on a basis favorable to the Company, or at all.

Equity, Short-Term, and Long-Term Financing
-------------------------------------------

     On June 20, 2002 the Company announced that it has engaged SBI E2-Capital Inc. ("SBI"), the U.S. investment banking arm of Softbank Investment Corp., and General Pacific Partners, LLC ("GPP") to assist in the execution of the Company's corporate finance strategies.

       The Company along with SBI and GPP prepared a Private Placement Memorandum ("PPM") in order to raise $2,500,000 in cash through the sale of the Company's common stock. The PPM provides for 6,250,000 shares of the Company's common stock to be offered at $0.40 per share, less any commissions of approximately 15%, as defined in the PPM. The offering is on a best-efforts basis, with no minimum amount guaranteed to be raised by either SBI or GPP.

       Per the agreement, the Company was to pay Softbank Investment Corp. $50,000 for the fairness opinion in relation to the PPM and entered into a twelve month consulting agreement with GPP at a cost of $15,000 per month. GPP was to work with the Company's management to promote the Company's stock and provide investor relations services. In addition, upon completion of the PPM, the agreement would have required the Company to grant warrants to purchase 50,000 shares of the Company's common stock at $0.20 per share to GPP (On October 31, 2002, the Company canceled the warrant agreement and no warrants had been issued).

       During the year ended December 31, 2002, the Company accrued $160,000 of consulting fees relating to its agreement with GPP, which the Company recorded in general and administrative expenses, as the PPM was deemed to be unsuccessful by management. In November 2002, GPP agreed to convert $115,000 of their accrued fees into 287,500 common shares of the Company at $0.40 per share (estimated by the Company to be the fair market value based on the closing market price on the date of conversion). In December 2002, GPP converted an additional $35,000 of their accrued fees into 58,333 common shares of the Company at $0.60 per share (estimated by the Company to be the fair market value based on the closing market price on the date of conversion).

       In connection with the PPM, the Company has sold 86,250 shares of its common stock for cash totaling $34,500 during the year ended December 31, 2002. Subsequent to the issuance, the Company closed the PPM.

       On October 28, 2002, the Company renewed its revolving line of credit for an additional year, and also increased the limit of the line from $1,000,000 to $1,500,000. The terms of the credit agreement remain unchanged.

       In December 2002, the Company borrowed $70,000 from its primary lender. Per the terms of the agreement, the loan would accrue interest at the rate of 11%, with weekly principal payments in the amount of $1,500. The first principal payment was due, and paid, on December 27, 2002, with the last weekly principal payment due on November 14, 2003. The accrued interest is due, and payable, on the 10th of each month.

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

Capital Expenditures
--------------------

       The Company is not planning any significant capital purchases for fiscal year 2003. The Company will, depending on the availability of cash, purchase new computer systems for its production line.

Inflation
---------

       Management believes that inflation has not had a material effect on the Company's results of operations.

Going Concern
-------------

       The Company's independent certified public accountants have stated in their report, included in this Form 10-KSB, that the Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Critical Accounting Policies
----------------------------

       The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions, and estimates used in the preparation of the financial statements:

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

       Five customers accounted for approximately 78% of total product sales for fiscal 2002, and five customers accounted for 50% of total sales in fiscal 2001. At December 31, 2002, three customers accounted for approximately 57% of accounts receivable.

       Inventories are stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value.

       Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet.

       The Company records sales when goods are shipped to the customer or upon the completion of the service. In accordance to SFAS 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of estimates of markdowns, price concessions and warranty costs. Such costs are based on management's evaluation of historical experience, current industry trends, and estimated costs.

       The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), as amended, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Management of the Company believes that its revenue recognition policy conforms to SAB 101.

ITEM 7.  FINANCIAL STATEMENTS.


                      GT DATA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


















--------------------------------------------------------------------------------
Page F-1

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report............................................. F-3

Consolidated Balance Sheet............................................... F-4

Consolidated Statements of Operations.................................... F-5

Consolidated Statements of Stockholders' Deficit......................... F-6

Consolidated Statements of Cash Flows.................................... F-10

Notes to Consolidated Financial Statements............................... F-12














--------------------------------------------------------------------------------
Page F-2

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
GT Data Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of GT Data Corporation and subsidiaries (collectively, the "Company"), as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GT Data Corporation and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of approximately $665,000 and a stockholders' deficit of approximately $476,000 at December 31, 2002 and losses from operations through December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.




February 20, 2003
Newport Beach, California

--------------------------------------------------------------------------------
Page F-3

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                               December 31, 2002
                                                               -----------------

                                     ASSETS

Current Assets
      Cash                                                       $    247,541
      Accounts receivable, net of allowance for doubtful
         accounts of approximately $147,000                         1,130,368
      Inventories, net of allowance for obsolescence of
         approximately $300,000                                     1,079,596
      Prepaid expenses and other current assets                        23,411
                                                                 -------------
            Total current assets                                    2,480,916

Property and Equipment, net                                            82,000

Deposits                                                              106,249
                                                                 -------------

                                                                 $  2,669,165
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued expenses                      $  1,767,279
      Accrued payroll and related expenses                            234,528
      Line of credit                                                  704,077
      Current debt                                                    110,900
      Notes payable to related parties                                328,766
                                                                 -------------
            Total current liabilities                               3,145,550
                                                                 -------------

Commitments and Contingencies

Stockholders' Deficit
      Series A preferred stock, $0.001 par value; 1
         share authorized, issued and outstanding                           -
      Series B preferred stock, $0.001 par value;
         10,000,000 shares authorized; no shares
         issued and outstanding
                                                                            -
      Common stock, $0.001 par value; 100,000,000
         shares authorized; 3,436,209 shares
         issued and outstanding
                                                                        3,436
      Additional paid in capital                                    2,106,034
      Accumulated deficit                                          (2,585,855)
                                                                 -------------
            Total stockholders' deficit                              (476,385)
                                                                 -------------

                                                                 $  2,669,165
                                                                 =============


--------------------------------------------------------------------------------
Page F-4 See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                2002           2001
                                            ------------   ------------

NET SALES                                   $ 9,715,456    $ 9,048,209

COST OF SALES                                 6,391,466      5,429,360
                                            ------------   ------------

GROSS PROFIT                                  3,323,990      3,618,849
                                            ------------   ------------

OPERATING EXPENSES
      Employee compensation                   2,631,814      2,748,635
      Selling, general and administrative     1,288,632      1,582,086
      Impairment of goodwill                         --        463,522
                                            ------------   ------------
                                              3,920,446      4,794,243
                                            ------------   ------------

OPERATING LOSS                                 (596,456)    (1,175,394)

OTHER INCOME (EXPENSES)
      Other income                              436,978             --
      Other expense                            (157,636)            --
      Interest expense, net                    (187,008)      (111,477)
                                            ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
                                               (504,122)    (1,286,871)

PROVISION FOR INCOME TAXES                           --          1,600
                                            ------------   ------------

NET LOSS                                    $  (504,122)   $(1,288,471)
                                            ============   ============

BASIC AND DILUTED NET LOSS AVAILABLE TO
   COMMON STOCKHOLDERS PER COMMON SHARE

                                            $     (0.32)   $     (1.67)
                                            ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING

                                              1,567,646        770,979
                                            ============   ============



--------------------------------------------------------------------------------
Page F-5 See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      For Each of the Years in the Two-Year Period Ended December 31, 2002
--------------------------------------------------------------------------------



                                                  Preferred A             Preferred B             Common Stock
                                          -----------------------   -----------------------   -----------------------
                                            Shares       Amount       Shares       Amount       Shares       Amount
                                          ----------   ----------   ----------   ----------   ----------   ----------

BALANCE - January 1, 2001                         1    $       -       72,850           73      668,767          669
Issuance of Series B Preferred
    Stock for cash, net of
    commissions paid of $6,093                    -            -        1,100            1            -            -
Shares surrendered in
    connection with the merger
    with WINS                                     -            -            -            -     (358,297)        (358)
Conversion of Series B
    Preferred Stock into
    common stock                                  -            -      (73,950)         (74)      73,950           74
Common stock issued in
    connection with the merger
    with WINS                                     -            -            -            -      392,706          392
Restricted common stock issued
    for cash, net of commissions
    paid of $17,320                               -            -            -            -       26,000           26
Interest earned on subscriptions
    receivable                                    -            -            -            -            -            -
Estimated fair market value of
    options granted for license                   -            -            -            -            -            -
Estimated fair market value of
    warrants granted in
    connection with debt                          -            -            -            -            -            -
Net loss                                          -            -            -            -            -            -
                                          ---------------------------------------------------------------------------
BALANCE - December 31, 2001                       1            -            -            -      803,126          803


---------------------------------------------------------------------------------------------------------------------
Page F-6 See accompanying notes to these consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      For Each of the Years in the Two-Year Period Ended December 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                                                                Total
                                          Additional        Subscriptions     Accumulated       Stockholders'
                                          Paid-in Capital   Receivable        Deficit           Equity (Deficit)
                                          ---------------   ---------------   ---------------   ----------------

BALANCE - January 1, 2001                      1,121,472          (325,783)         (793,262)             3,169
Issuance of Series B Preferred
    Stock for cash, net of
    commissions paid of $6,093                     4,906                 -                 -              4,907
Shares surrendered in
    connection with the merger
    with WINS                                        358                 -                 -                  -
Conversion of Series B
    Preferred Stock into
    common stock                                       -                 -                 -                  -
Common stock issued in
    connection with the merger
    with WINS                                       (392)                -                 -                  -
Restricted common stock issued
    for cash, net of commissions
    paid of $17,320                              112,654                 -                 -            112,680
Interest earned on subscriptions
    receivable                                         -           (22,805)                -            (22,805)
Estimated fair market value of
    options granted for license                   75,000                 -                 -             75,000
Estimated fair market value of
    warrants granted in
    connection with debt                          13,957                 -                 -             13,957
Net loss                                               -                 -        (1,288,471)        (1,288,471)
                                          ---------------   ---------------   ---------------   ----------------
BALANCE - December 31, 2001                    1,327,955          (348,588)       (2,081,733)        (1,101,563)


----------------------------------------------------------------------------------------------------------------
Page F-7 See accompanying notes to these consolidated financial statements.


----------------------------------------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      For Each of the Years in the Two-Year Period Ended December 31, 2002
----------------------------------------------------------------------------------------------------------------

                                                Preferred A              Preferred B               Common Stock
                                          -----------------------   -----------------------   -----------------------
                                            Shares       Amount       Shares       Amount       Shares       Amount
                                          ----------   ----------   ----------   ----------   ----------   ----------

Shares issued to TSLi employees
    in connection with the
    merger with WINS                              -            -            -            -       31,500           31
Value of stock options issued
    and exercised                                 -            -            -            -       32,500           33
Shares issued in connection
    with conversion of notes
    payable and other liabilities                 -            -            -            -    2,358,333        2,358
Shares sold in connection with
    the private placement
    memorandum for cash                           -            -            -            -       86,250           86
Shares issued in connection
    with convertible debt                         -            -            -            -      124,500          125
Interest earned on subscriptions
    receivable                                    -            -            -            -            -            -
Reclassification of subscriptions
    receivable and interest to
    additional paid-in capital                    -            -            -            -            -            -
Net loss                                          -            -            -            -            -            -
                                          ----------   ----------   ----------   ----------   ----------   ----------
BALANCE - December 31, 2002                       1            -            -            -    3,436,209        3,436
                                          ==========   ==========   ==========   ==========   ==========   ==========


--------------------------------------------------------------------------------
Page F-8 See accompanying notes to these consolidated financial statements.


----------------------------------------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      For Each of the Years in the Two-Year Period Ended December 31, 2002
----------------------------------------------------------------------------------------------------------------

                                                                                                Total
                                          Additional        Subscriptions     Accumulated       Stockholders'
                                          Paid-in Capital   Receivable        Deficit           Equity (Deficit)
                                          ---------------   ---------------   ---------------   ----------------

Shares issued to TSLi employees
    in connection with the
    merger with WINS                                 (31)                -                 -                  -
Value of stock options issued
    and exercised                                 89,967                 -                 -             90,000
Shares issued in connection
    with conversion of notes
    payable and other liabilities                952,642                 -                 -            955,000
Shares sold in connection with
    the private placement
    memorandum                                    34,414                 -                 -             34,500
Shares issued in connection
    with convertible debt                         49,675                 -                 -             49,800
Interest earned on subscriptions
    receivable                                         -           (14,234)                -            (14,234)
Reclassification of subscriptions
    receivable and interest to
    additional paid-in capital                  (348,588)          362,822                 -             14,234
Net loss                                               -                 -          (504,122)          (504,122)
                                          ---------------   ---------------   ---------------   ----------------
BALANCE - December 31, 2002                    2,106,034                 -        (2,585,855)          (476,385)
                                          ===============   ===============   ===============   ================

----------------------------------------------------------------------------------------------------------------
Page F-9 See accompanying notes to these consolidated financial statements.


--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                  2002            2001
                                                              -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $   (504,122)   $(1,288,471)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Interest income on note receivable                            --         (7,637)
          Depreciation and amortization                             85,408        211,715
          Loss on impairment of goodwill                                --        463,522
          Estimated fair market value of common stock
            issued in connection with convertible debt              49,800             --
          Estimated fair market value of options issued
            in connection with convertible debt                     90,000         75,000
          Estimated fair market value of warrants issued
            with debt                                                   --         13,957
          Interest accrued on subscription receivable                   --        (22,805)
          Allowance for doubtful accounts                          (53,000)        80,000
          Write off of note and interest receivable                157,637             --
          Changes in operating assets and liabilities:
               Accounts receivable                                 289,477       (566,538)
               Inventories                                          82,242       (307,304)
               Prepaid expenses and other assets                   (32,509)       (42,798)
               Accounts payable and accrued expenses               276,234        406,141
               Accrued payroll and related expenses               (354,354)       185,037
                                                              -------------   ------------

Net cash provided by (used in) operating activities                 86,813       (800,181)
                                                              -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Issuance of note receivable                                         --       (150,000)
    Purchases of property and equipment                            (38,743)       (22,801)
                                                              -------------   ------------

Net cash used in investing activities                              (38,743)      (172,801)
                                                              -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings under line of credit                           46,889        292,008
      Principal payments on capital lease obligation                    --        (12,916)
      Borrowings on current debt and convertible notes payable     170,000        212,135
      Principal payments on current debt                          (217,235)      (295,414)
      Borrowings on convertible notes payable                           --        375,000
      Borrowings on notes payable to related parties                    --        130,000
      Principal payments on notes payable to related parties       (12,000)            --
      Proceeds from issuance of preferred stock, net                    --          4,907
      Proceeds from the issuance of common stock, net               34,500        112,680
                                                              -------------   ------------

Net cash provided by financing activities                           22,154        818,400
                                                              -------------   ------------

NET INCREASE (DECREASE) IN CASH                                     70,224       (154,582)

CASH - beginning of year                                           177,317        331,899
                                                              -------------   ------------

CASH - end of year                                            $    247,541    $   177,317
                                                              =============   ============


------------------------------------------------------------------------------------------
Page F-10 See accompanying notes to these consolidated financial statements.


--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

Cash paid during the year for:

      Interest                               $    171,749    $    131,452
                                             =============   =============

      Income taxes                           $      1,600    $      1,600
                                             =============   =============

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31, 2002 and 2001.

--------------------------------------------------------------------------------
Page F-11 See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

GT Data Corporation (the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. The Company is engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers. The Company completed a reverse merger with a publicly traded "shell" company (see Note 2) in February 2001 and trades on the Over-The-Counter Bulletin Board under the symbol "GTDT.OB."

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of GT DATA Corporation, GT Data Delaware and Technical Services and Logistics, Inc. ("TSLI"), wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Split
-----------

Effective February 17, 2003, the Company authorized a 1 for 20 reverse stock split. All references throughout these consolidated financial statements and notes to number of shares, per share amounts, stock options and warrants and market prices of the Company's common and preferred stock have been retroactively restated to reflect the reverse stock split.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of approximately $665,000 and a stockholders' deficit of $476,000 at December 31, 2002, losses from operations through December 31, 2002 and a lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
      o The Company continues its aggressive program for selling inventory
      o The Company has implemented  various  plans to reduce  operating  costs
      o The Company is seeking investment capital through the public markets

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with operating a business, including the potential risk of business failure.

Use of Estimates
----------------

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for losses on accounts receivable, valuation for losses on obsolete inventory and the actual realization of inventory, realizability of long-lived assets, the provision for warranty returns and valuation on deferred tax assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable, accrued expenses, line of credit and current debt approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of notes payable to related parties are not determinable as these transactions are with related parties.

Concentrations of Credit Risks
------------------------------

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had no amounts exceeding this limit at December 31, 2002.

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

Five customers and five customers accounted for approximately 78% and 50% of total product sales for fiscal 2002 and 2001, respectively. At December 31, 2002, three customers accounted for approximately 57% of accounts receivable.

--------------------------------------------------------------------------------
Page F-13

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------

Inventories are stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value.

Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet.

Property and Equipment
----------------------

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

Intangible Assets
-----------------

Intangible assets included goodwill which represented the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill was being amortized using the straight-line method over 15 years. At least annually, the Company assessed the intangible assets for impairment based on the recoverability of the carrying amount from expected future operations and cash flows, on an undiscounted basis. At December 31, 2001, the Company assessed the goodwill to be impaired and wrote off the remaining balance (see below).

Long-Lived Assets
-----------------

Prior to January 1, 2002, the Company evaluated the recoverability of long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 required recognition of impairment of long-lived assets in the event the book value of such assets exceeded the future undiscounted cash flows attributable to such assets. At December 31, 2001, management determined that the Company's long-lived assets were impaired as follows:

     o Management impaired the goodwill recorded in connection with the acquisition of TSLI. Due to the goodwill associated with the acquisition being impaired and the change in market conditions for the related assets, the Company recognized an impairment loss of approximately $465,000 on the related goodwill in the accompanying December 31, 2001 consolidated statement of operations.

     o Management also wrote down the value of capitalized licenses in connection with warrants valued at $75,000 (see Notes 10 and 11).

--------------------------------------------------------------------------------
Page F-14

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any.

Management believes that the impairment losses recognized on long-lived assets, including intangible assets and other assets, are adequate. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in future long-lived asset impairment changes in the future.

Stock Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for such stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to equity instruments issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, of the grant-date estimated fair value of the Company's common stock over the exercise price. Entities electing to remain with the accounting method of APB 25 must provide pro forma disclosures of net income/loss and earnings/loss per common share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

--------------------------------------------------------------------------------
Page F-15

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is generally effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not believe that SFAS 148 will have a material effect on the Company's future consolidated financial statements.

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretation. No compensation cost has been recognized for such compensation plans. Cash options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method of SFAS 123 to stock-based employee compensation.



                                                  2002            2001
                                             --------------   --------------
  Net loss:
    As reported                              $    (504,122)   $  (1,288,471)
    Deduct: Total stock-based employee
            compensation expense
            determined under fair
            value-based method for
            all awards, net of related
            tax effects                             (2,633)        (117,663)
                                             --------------   --------------
    Proforma                                 $    (506,755)   $  (1,406,134)
                                             ==============   ==============

  Loss per common share:
    As reported                              $       (0.32)   $       (1.67)
                                             ==============   ==============
    Proforma                                 $       (0.32)   $       (1.82)
                                             ==============   ==============

--------------------------------------------------------------------------------
Page F-16

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Revenue Recognition
-------------------

The Company records sales when goods are shipped to the customer or upon the completion of the service. In accordance to SFAS 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of estimates of markdowns, price concessions and warranty costs. Such costs are based on managements evaluation of historical experience, current industry trends and estimated costs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), as amended, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Management of the Company believes that its revenue recognition policy conforms to SAB 101.

Warranty
--------

The Company provides warranties ranging from ninety days to six months on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $40,000, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2002.

Advertising
-----------

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $45,000 and $33,000 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share
------------------

Under SFAS 128, "Earnings Per Share," basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (0 and 88,913 shares were considered additional common stock equivalents at December 31, 2002 and 2001, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 13).

Comprehensive Income
--------------------

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2002 and 2001, the Company had no items of comprehensive income.

Segments
--------

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Business Combinations
---------------------

SFAS 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets
------------------------------

SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a material effect on the Company's consolidated financial statements. The Company has no goodwill or intangible assets subject to amortization.

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS 146 on the Company's future consolidated financial statements.

In  November  2002,  the  FASB  issued   Interpretation   No.  45,  ("FIN  45"),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to
(i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002 included in interim or annual reports and the Company has adopted these requirements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective. As of December 31, 2002, the Company has not guaranteed the indebtedness of its subsidiaries or any related parties.

--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, the Company has not completed its assessment as to whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

Management does not believe that, or has not determined if, other recent significant accounting pronouncements will have a material effect on the Company's consolidated financial statements.


2.  BUSINESS COMBINATIONS

Reverse Merger
--------------

On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation. On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 384,420 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. The number of shares issued in exchange for Newco and GT Data shares under the Plan of Merger is as follows:

--------------------------------------------------------------------------------
Page F-20

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

2.  BUSINESS COMBINATIONS (continued)

Reverse Merger (continued)
--------------------------


  GTD:
      Common shares, net of 358,297
         cancelled                         310,470  shares of the Company
      Series B preferred                    73,950  shares of the Company
                                         ---------

  Total shares issued                      384,420
                                         =========


Since WINS' continuing operations and balance sheet are insignificant, a pro-forma consolidated balance sheet and consolidated statements of operations are not presented here.

The plan of Merger also provides for a Registration Rights Agreement for certain stockholders of the Company's common stock that hold shares restricted under
Section 144 whereby their shares will be registered as part of any registration filing under taken by the Company after the effective date of the plan of Merger. As of the date of the filing of this annual report, the Company has not yet filed a registration statement with the Securities and Exchange Commission.


3.  INVENTORIES

Inventories consist of the following at December 31, 2002:

  Raw materials                                       $   156,256
  Work in progress                                        196,151
  Finished goods                                          727,189
                                                      ------------
                                                      $ 1,079,596
                                                      ============

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002:

  Machinery and equipment                             $   511,509
  Automobiles                                              14,513
  Furniture and fixtures                                  352,216
  Software                                                148,009
  Leasehold improvements                                   88,063
                                                      ------------
                                                        1,114,310

  Less accumulated depreciation
    and amortization                                   (1,032,310)
                                                      ------------

                                                      $    82,000
                                                      ============

Depreciation and amortization expense was $85,408 and $176,507 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
Page F-21

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

5.  NOTE RECEIVABLE

During the year ended December 31, 2001, the Company loaned Trace Affex $150,000 (the "Loan") for working capital purposes. The Loan bears interest at the rate of 10% per annum, was due and payable in full on May 31, 2002, and was secured by substantially all of the assets of Trace Affex. For the year ended December 31, 2001, the Company recognized interest income of approximately $7,600 in connection with the Loan. As of December 31, 2002, the Company determined that the note and the related interest receivable were uncollectible and wrote-off the entire balance, which has been included in other expenses in the accompanying consolidated statements of operations.


6.  LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matures in November 2003, as amended, with one-year renewal features, as defined. The Line bears interest at the greater of 10.00% per annum or at the prime rate (4.25% at December 31, 2002) plus 5.00% per annum, but at no time shall the monthly interest expense be less than $4,000. The Line is secured by substantially all of the assets of the Company. The terms of the Line provide for borrowing of up to the lesser of $1,500,000 or 75% of eligible accounts receivable, as defined, of which approximately $7,000 was available at December 31, 2002. At December 31, 2002, the Company's outstanding borrowings totaled $704,077. The Line requires the Company to maintain certain financial and non-financial covenants, including, but not limited to, certain net worth and solvency ratio covenants, which the Company was not in compliance with certain covenants as of December 31, 2002. The Company is in the process of obtaining a waiver from the financial institution. Interest expense incurred on the Line totaled approximately $68,000 for the year ended December 31, 2002.


7.  CURRENT DEBT

Current debt consists of the following at December 31, 2002:

Note payable to a financial  institution;  payable in weekly principal  installments  of $1,500.  In  addition,  the
     Company is to make  monthly  interest  payments  at the
     greater of 11% per annum or at the prime rate (4.25% at
     December  31,  2002) plus 6%. The note  matures in July
     2003.                                                      $     42,400

Note payable to a financial  institution;  payable in weekly principal installments of $1,500 through November 2003,
     at which time the entire  unpaid  principal  balance is
     due.  In  addition,  the  Company  is to  make  monthly
     interest payments at the greater of 11% per annum or at
     the prime rate (4.25% at December 31, 2002) plus 6%.
                                                                      68,500
                                                                -------------
                                                                $    110,900
                                                                =============

--------------------------------------------------------------------------------
Page F-22

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

8.  CONVERTIBLE NOTES PAYABLE

In July 2001, the Company sold $375,000 of convertible subordinated debentures in an offering under Regulation S of the Securities and Exchange Commission. The debentures carried a 10% stated rate of interest and matured on May 31, 2002. The debenture holder also had the right, at their option, at any time on or before the close of business on May 31, 2002, to convert the principal and accrued, but unpaid, interest on these debentures into 62,494 shares of the Company's common stock (at an embedded conversion price of $0.16, estimated to be the fair market value of on the date of the debt issuance). In addition, the Company issued the debenture holder a warrant, with an expiration date of May 31, 2002 for the right to purchase an additional 62,494 shares of the Company's common stock at a price of $8.00 per share and valued at $137,500 (estimated based on the pro-rata market value on the date of grant) and was to vest upon conversion and amortized to interest expense upon vesting. The warrant was cancelled in connection with an amendment of the convertible subordinated debenture (see below).

On September 12, 2002, pursuant to an amended conversion agreement, the holder of the $375,000 convertible debenture payable converted the entire amount owed into the Company's common stock. Per the terms of the amended conversion agreement, the holder of the note received 937,500 shares of the Company's common stock at a price of $0.40 per share (estimated to be the fair market value on the date of conversion based on the closing bid price on the date of conversion).

In November 2002, the Company entered into a convertible note agreement with Linear Capital Holdings Corp ("Linear") in which the Company received $40,000 in exchange for a convertible promissory note. The note accrued interest at a rate of 10% per annum, matured one year from the date the note was entered into and was convertible at $0.40 per common share (estimated to the be the fair market value on the date of debt issuance). Subsequent to the issuance, Linear converted the entire amount into 100,000 shares of the Company's common stock at $0.40 per share. In addition, the Company issued the finder of this convertible note payable 124,500 shares of common stock (see Note 11).


9.  RELATED PARTY TRANSACTIONS

Notes Payable
-------------

Working  capital  loans  from  two  of the  Company's  major stockholders.  The borrowings  accrue interest at 8% and are due on demand.  Total  interest  expense  incurred  on these borrowings  was  approximately  $44,000  and $45,000 for the years ended  December  31, 2002 and 2001,  respectively,  of which,  approximately  $102,000  is accrued  under  accounts
payable   and   accrued   expenses   in   the   accompanying
consolidated balance sheet at December 31, 2002.                $    182,766

--------------------------------------------------------------------------------
Page F-23

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

9. RELATED PARTY TRANSACTIONS (continued)

Notes Payable (continued)


Working  capital loans from a stockholder.  The  borrowings, which  are  subordinated  to the Line  (see Note 6) and note payable  to a  financial  institution  (see Note 7),  accrue interest  at 7%  per  annum.  Pursuant  to  the  terms  of a tentative agreement,  the Company is to make weekly payments of $850 through  December 2003 and weekly payments of $1,000 until entire principal and interest balance is paid in full.
Total  interest  expense  incurred on these  borrowings  was approximately $6,650 and $9,000 for the years ended December
31,  2002 and 2001,  respectively,  of which,  approximately
$49,000  is  accrued  under  accounts  payable  and  accrued expenses in the accompanying  consolidated  balance sheet at
December 31, 2002.                                                    86,000

Working capital loans from related  parties.  The borrowings accrue interest at 8% per annum,  matured  through  November
2002 and are due on demand.  Total interest expense incurred on these  borrowings was  approximately  $9,000 for the year
ended December 31, 2002.                                              60,000
                                                                -------------



Total                                                           $    328,766
                                                                =============
Related Party Payables
----------------------

The Company had accrued wages due to Robert Genesi, one of its employees and major stockholders. The balance due of approximately $437,000 was forgiven by Mr. Genesi during the year ended December 31, 2002 and has been included as other income in the accompanying consolidated statements of operations.


10. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain property and equipment under operating lease agreements, which expire on various dates through October 2007 and provide for monthly lease payments ranging from $1,180 to $32,000.




--------------------------------------------------------------------------------
Page F-24

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


10. COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)
------------------

The future minimum annual lease payments under these agreements approximate:



Year Ending December 31:
2003                                      $        398,000
2004                                               397,000
2005                                               384,000
2006                                               384,000
2007                                               320,000
                                          -----------------

Total minimum lease payments              $      1,883,000
                                          =================



For  the  years  ended  December  31,  2002  and  2001,   rent  expense  totaled
approximately $398,000 and $380,000, respectively.

Legal
-----

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its consolidated financial position or results of operations.

License Agreement
-----------------

Effective May 18, 2001, the Company entered into a license agreement with a third party. The agreement would have provided the Company with an exclusive worldwide license to manufacture and sell the Starlite tape drive, an IBM 3590 compatible tape drive, as defined. The agreement required the Company to make an initial payment of $300,000 on or before October 31, 2001, which the Company did not make. In addition, the Company was required to make two additional payments of $150,000 each no later that 60 and 120 days after delivery of the actual initial payment. Since the Company did not make the required payments, the license was to continue on a non-exclusive basis. The Company was to be required to pay a royalty to the third party for all sales ranging from $250 to $950 for each unit sold. In connection with this agreement, the Company granted the third party warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share, valued at $75,000, (pursuant to SFAS 123 based on the Black-Scholes pricing model) which the Company had originally capitalized. Effective December 2001, the Company terminated the License agreement and wrote off the capitalized value of the warrants of $75,000 to general and
administrative   expenses  in  the  accompanying   consolidated   statements  of
operations.

--------------------------------------------------------------------------------
Page F-25

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



10. COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements
---------------------

On March 28, 2002, the Company entered into a consulting agreement with the former Chief Executive Officer ("former CEO") of World Internetworks, as a consultant and advisor to the Company. The former CEO had been retained to assist the Company with its internet operations, make introductions to possible strategic partners, and to complete the transfer of ownership of the internet domain names related to the Company. The former CEO will also assist with corporate communications and investor relations. The agreement expired in December 2002. Pursuant to the agreement, the Company granted options to the former CEO to purchase 12,500 shares of the Company's common stock with a non-cash exercise feature. The options vest immediately and are exercisable through March 2012.

On April 18, 2002, the Company entered into an agreement with the former CEO of World Internetworks, Inc. to design, develop, host and maintain a web site for the Company and to also handle the Company's public/investor relations. Pursuant to the agreement, the Company granted options to the former CEO to purchase 20,000 shares of the Company's common stock with a non-cash exercise feature. The options vest immediately and are exercisable through April 2012.

On  June  14,  2002  the  former  CEO  of  World  Internetworks   exercised  the
above-mentioned   32,500  options   utilizing  the  non-cash  exercise  feature,
resulting in the Company issuing 32,500 shares of its common stock.

The above option transactions were measured on the grant dates using the fair value method of accounting as required by SFAS No. 123 and FIN 44. As a result, the Company recognized total compensation expense of approximately $90,000 in the accompanying consolidated statements of operations during the year ended December 31, 2002.

Service Agreements
------------------

On June 20, 2002 the Company engaged SBI E2-Capital Inc. ("SBI"), the U.S. investment banking arm of Softbank Investment Corp., and General Pacific Partners, LLC ("GPP") to assist in the execution of the Company's corporate finance strategies.

The Company along with SBI and GPP prepared a Private Placement Memorandum ("PPM") in order to raise $2,500,000 in cash through the sale of the Company's common stock. The PPM provides for 6,250,000 shares of the Company's common stock to be offered at $0.40 per share, less any commissions of approximately 15%, as defined in the PPM. The offering was on a best-efforts basis, with no minimum amount guaranteed to be raised by either SBI or GPP.

Per the agreement, the Company was to pay Softbank Investment Corp. $50,000 for the fairness opinion in relation to the PPM and entered into a twelve month consulting agreement with GPP at a cost of $15,000 per month. GPP was to work with the Company's management to promote the Company's stock and provide investor relations services. In addition, upon completion of the PPM, the agreement would have required the Company to grant warrants to purchase 50,000 shares of the Company's common stock at $0.20 per share to GPP (On October 31, 2002, the Company canceled the warrant agreement and no warrants had been issued).

--------------------------------------------------------------------------------
Page F-26

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES (continued)

Service Agreements (continued)
------------------------------

During the year ended December 31, 2002, the Company accrued $160,000 of consulting fees relating to its agreement with GPP, which the Company recorded in general and administrative expenses in the accompanying consolidated statement of operations as the PPM was deemed not to be successful by management. In November 2002, GPP agreed to convert $115,000 of their accrued fees into 287,500 common shares of the Company at $0.40 per share (estimated by the Company to be the fair market value based on the closing market price on the date of conversion). In December 2002, GPP agreed to convert an additional $35,000 of such fees into 58,333 common shares of the Company at $0.60 per share (estimated by the Company to be the fair market value based on the closing market price on the date of conversion).

In connection with the PPM, the Company has sold 86,250 shares of its common stock for cash totaling $34,500 during the year ended December 31, 2002 (see
Note 11). Subsequent to the issuance, the Company closed the PPM.


11. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2002, the Company has 1 share of Preferred A issued and outstanding.

During fiscal 2000, the Board of Directors had designated 10,000,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $10.00 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $10.00 plus the amount of any accrued and unpaid dividends by the conversion price of $10.00 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class. As of December 31, 2002, no shares of Preferred B were issued or outstanding.

During fiscal 2001, the Company sold 1,100 shares of Preferred B to investors for proceeds of $4,907 (net of commissions paid of $6,093).

In connection with the reverse merger (see Note 2), the Company converted the 73,950 Preferred B shares into 73,950 shares of the Company's common stock (see below).


--------------------------------------------------------------------------------
Page F-27

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY (continued)

Common Stock
------------

In October 1999, the Company issued 400,000 shares of common stock for a stock subscription receivable. During the year ended December 31, 2002, the Company reclassified $362,822 that was previously recorded as subscriptions receivable as a reduction to additional paid-in capital on the consolidated balance sheet. The subscriptions receivable were related to founder's stock granted to the founders of the Company. The Company did not recognize any interest income related to the subscriptions receivable during the year ended December 31, 2002.

In connection with the reverse merger (see Note 2), the Company issued 466,656 shares of common stock (including 73,950 for the conversion of Series B Preferred stock on a one to one basis and 37,500 shares to a finder). In addition, certain shareholders agreed to surrender 358,297 shares of common stock.

In May 2001, the Company sold 26,000 shares of common stock to an unrelated investor for proceeds of $112,680 (net of commissions paid of $17,320). In addition, the Company granted the investor a warrant to purchase up to 26,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share (see below).

In June 2002, the Company issued 31,500 shares of its common stock to certain shareholders in connection with the Company's reverse merger with World Internetworks, Inc. in April 2001 (see Note 2). The shares represent additional shares for the fractional shares which resulted from the merger and the resulting reverse stock split. The Company did not value the shares as they were a result of the stock exchange between the companies.

On June 14, 2002 the former CEO of World Internetworks exercised 32,500 options utilizing the non-cash exercise feature, resulting in the Company issuing 32,500 shares of its common stock (see Note 10).

Effective September 12, 2002, Robert Genesi, CEO and President of the Company, and Tony Giraudo, a founder of the Company, agreed to convert $300,000 and $70,000, respectively, of funds owed them into the Company's common stock at a conversion price of $0.40 per share (estimated by the Company to be the fair market value based on the closing bid price on the date of conversion). Per the terms of the conversion agreement, the Company issued 750,000 shares of its common stock to Mr. Genesi and 175,000 shares to Mr. Giraudo.

In October 2002, a related party note holder converted $20,000 of its $40,000 note payable into the Company's common stock at a conversion price of $0.40 per share (estimated by the Company to be the fair market value based on the closing bid price on the date of conversion). Per the terms of the conversion agreement, the Company issued 50,000 shares of its common stock.

In November 2002, a service provider converted $115,000 of accrued fees into 287,500 common shares of the Company at $0.40 per share (see Note 10).

--------------------------------------------------------------------------------
Page F-28

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

In December 2002, a service provider converted $35,000 of accrued fees into 58,333 common shares of the Company at $0.60 per share (see Note 10).

During the year ended December 31, 2002, the Company issued 1,037,500 shares of restricted common stock in connection with the conversion of convertible notes (see Note 8).

Through the PPM, the Company has sold 86,250 shares of its common stock in November and December 2002 at an exercise price of $0.40 per share for proceeds of $34,500.

During the year ended December 31, 2002, the Company issued to a finder of convertible debt, 124,500 shares of restricted common stock valued at $49,800 (estimated based on the market price on the date of grant) (see Note 8). The Company recorded the amount as interest expense in the accompanying consolidated statement of operations.

Stock Options
-------------

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

In March 2001, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2001 Stock Option Plan ("the 2001 plan"). A total of 45,000,000 shares of common stock are reserved for issuance under the 2001 plan. The exercise price for each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2001 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

During the year ended December 31, 2000, the Company issued options pursuant to the 2000 plan to purchase 291,400 shares of the Company's common stock at exercise prices ranging from $1.50 per share to $1.80 per share (the estimated fair market values at the dates of grant). The options vest over a three-year period from the dates of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS (see
Note 2), the Company cancelled the remaining 285,075 options outstanding and issued new options from the reorganized Company to purchase 95,000 shares of the Company's common stock at an exercise price of $2.70 per share. All terms and vesting requirements remained identical to the original options issued.


--------------------------------------------------------------------------------
Page F-29

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)
-------------------------

Under the terms of the TSLI acquisition agreement and pursuant to the 2000 plan, the Company granted options to purchase 725 shares of the Company's common stock at an exercise price of $1.50 per share (the estimated fair market value on the date of grant by the Company) to employees of TSLI for options which were previously issued to purchase 1,740 shares of TSLI common stock. Due to the exercise price per share being equal to the estimated fair market value per share, no additional amount was allocated to the purchase price of the acquisition related to the value of these options. The options vest over a three-year period from the date of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS (see Note 2), the Company cancelled the 725 options and issued new options from the reorganized Company to purchase 242 shares of the Company's common stock at an exercise price of $2.70 per share. All terms and vesting requirements remained identical to the original options issued.

During the year ended December 31, 2001, the Company issued options pursuant to the 2001 plan to purchase 91,084 shares of the Company's common stock at exercise prices ranging from $2.40 to $2.70 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2011.

During the year ended December 31, 2002, the Company issued options pursuant to the 2001 plan purchase 33,333 shares of the Company's common stock at exercise prices ranging from $2.00 to $4.00, including the options to purchase 32,500 shares of common stock issued to the former CEO of World Internetworks (see Note
10).

The following is a status of the stock options outstanding at December 31, 2002 and the changes during the two years then ended:



                                                                    Year Ended December 31,
                                             -----------------------------------------------------------------
                                                          2002                              2001
                                             -------------------------------   -------------------------------
                                                                 Weighted                         Weighted
                                                                  Average                          Average
                                                 Options           Price          Options           Price
                                             --------------   --------------   --------------   --------------
Outstanding, beginning of year                     186,834       $     3.60          285,800       $     1.60
    Granted                                         33,333             2.00          186,326             2.56
    Options outstanding
      Pursuant to the Reorganization
      of WINS (see Note 2)                               -                -           11,225            20.20
    Exercised                                      (32,500)            2.00               -                -
    Cancelled/Forfeited                            (15,000)            2.60         (296,517)            1.60
                                             --------------   --------------   --------------   --------------

Outstanding, end of year                           172,667       $     3.71          186,834       $     3.60
                                             ==============   ==============   ==============   ==============

Exercisable, end of year                           100,785       $     4.58           54,261       $     6.32
                                             ==============   ==============   ==============   ==============

Weighted average fair
    value of options granted                                     $     2.02                        $     2.40
                                                              ==============                    ==============



--------------------------------------------------------------------------------------------------------------
Page F-30


--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



11. STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)
-------------------------

161,442 of the outstanding options at December 31, 2002 have exercise prices between $2.00 per share to $4.00 per share, with a weighted average exercise price of $2.60 and a weighted average remaining contractual life of 8 years. 89,560 of these options are exercisable at December 31, 2002. 11,225 of the options outstanding at December 31, 2002 have exercise prices between $16.00 per share to $50.00 per share, with a weighted average exercise price of $20.20 per share and a weighted average remaining contractual life of 2 years. All of the 11,225 options are exercisable at December 31, 2002.

Had compensation costs for the Company's 2002 and 2001 options granted to employees been determined under SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranging from 366% to 470%, (iii) weighted average risk free interest rate of approximately 4% and (iv) average expected useful life of 5 years.

Warrants
---------

From time to time, the Company issues warrants pursuant to various consulting agreements.

In May 2001, the Company granted to an investor a warrant to purchase up to 26,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share (see Note 11). The warrant vested on the date of grant and expired in October 2002. As the warrant was issued in connection with fundraising activities, no consulting expense was recognized in the consolidated statements of operations.

In May 2001, the Company granted to a third party service provider a warrant to purchase up to 15,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share valued at $75,000 (pursuant to SFAS 123 using the Black-Scholes pricing model). The warrant vested on the date of grant and is exercisable through May 2006. The Company originally capitalized the value of the warrant under a license agreement that the Company terminated during fiscal year 2001 (see Note 10). As a result, the Company wrote off the entire amount of $75,000 to general and administrative expense in the accompanying statements of operations for the year ended December 31, 2001.

In July 2001, the Company granted to an investor a warrant to purchase up to 62,494 shares of the Company's restricted common stock at an exercise price of $8.00 per share valued on a pro-rata basis at approximately $137,500 (pursuant to SFAS 123 using the Black-Scholes pricing model). The warrants were to vest upon conversion of the related note payable. The related warrant was canceled in connection with an amendment to the convertible note payable prior to the recognition of any related expense (see Note 8).

In December 2001, the Company granted to a note holder a warrant to purchase up to 5,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share valued on a pro-rata basis at approximately $14,000 (pursuant to SFAS 123 using the Black-Scholes pricing model), that was recorded as a debt discount and immediately amortized to interest expense in the accompanying statements of operations. The warrant vested on the date of grant and is exercisable through December 2006. The Company paid off the related note payable totaling approximately $62,000 during the year ended December 31, 2002.


--------------------------------------------------------------------------------
Page F-31

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
--------------------

The following represents a summary of warrants outstanding for the years ended December 31, 2002 and 2001:



                                                                              Year Ended December 31,

                                               -----------------------------------------------------------------
                                                             2002                              2001
                                               -------------------------------   -------------------------------
                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                  Warrants          Price          Warrants           Price
                                               --------------   --------------   --------------   --------------
                                                     149,244    $       26.80                -    $           -
Outstanding, beginning of year
   Granted                                                 -                -          108,494             6.80
   Warrants outstanding
     Pursuant to the Reorganization
     of WINS (see Note 2)                                  -                -           40,750            80.00
   Exercised                                               -                -                -                -
   Cancelled/Forfeited                              (129,244)           30.00                -                -
                                               --------------   --------------   --------------   --------------

Outstanding, end of year                              20,000    $        5.00          149,244    $       26.80
                                               ==============   ==============   ==============   ==============

Exercisable, end of year                              20,000    $        5.00           86,750    $       40.20
                                               ==============   ==============   ==============   ==============

Weighted average fair
   value of warrants granted                                                                      $        4.80
                                                                                                  ==============


All of the warrants outstanding at December 31, 2002 have an exercise price of $5.00 per share and a weighted average remaining contractual life of 3.5 years. All of the warrants are exercisable at December 31, 2002.

The fair value of each warrant granted during 2001(there were no warrants granted during 2002) for services is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 380%, (iii) weighted average risk free interest rate of approximately 4.5%, and (iv) average expected life of 5 years.


--------------------------------------------------------------------------------
Page F-32

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


12. INCOME TAX PROVISION

Income tax expense for the years ended December 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the income from continuing operations before provision for income taxes as a result of the following:


                                                    2002             2001
                                               -------------   -------------

Computed "expected" tax (benefit) expense      $   (172,000)   $   (438,000)

Reduction in income taxes resulting from:
     Change in deferred tax assets
        valuation allowance                         207,000         523,000
     Other                                               -            1,600
     State and local income taxes,
       net of federal benefit                       (35,000)        (85,000)
                                               -------------   -------------

                                               $          -    $      1,600
                                               =============   =============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 are presented below:

Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts                        $     60,000
     Inventories, principally due to allowance
        for obsolete inventory                                      180,000
     Goodwill, principally due to impairment                        185,000
     Net operating loss carryforwards                               611,000
                                                               -------------
           Total gross deferred tax assets                        1,036,000

           Less valuation allowance                              (1,036,000)
                                                               -------------

           Net deferred tax assets                             $          -
                                                               =============


The valuation allowance for deferred tax assets from continuing operations as of January 1, 2001 was $829,000. The net change in the total valuation allowance for the year ended December 31, 2002 and 2001 was an increase of $207,000 and $523,000, respectively.

As of December 31, 2001, the Company had tax net operating loss carryforwards of approximately $1,700,000 and $812,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2002 and 2022.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003 will be suspended under provisions of California law.


--------------------------------------------------------------------------------
Page F-33

--------------------------------------------------------------------------------
                      GT DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

13. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002 and 2001:



                                                                 2002             2001
                                                            --------------   --------------

Numerator for basic and diluted earnings per share:
   Net loss charged to common stockholders                  $    (504,122)   $  (1,288,471)
                                                            --------------   --------------

Denominator for basic and diluted earnings per share:
   Weighted average shares                                      1,567,646          770,979
                                                            --------------   --------------

Basic and diluted earnings per share                        $       (0.32)   $       (1.67)
                                                            ==============   ==============


14. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan. Substantially all employees of the Company who have attained the age of 21 and completed three months of service are eligible participants of the plan. The Company does not match contributions of the plan. As a result, the costs related to the plan were insignificant to the Company during fiscal 2002 and 2001.


15. SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company's Board of Directors and majority stockholders approved an increase in the Company's 2001 stock option plan from 10,000,000 shares to 45,000,000 shares. In addition, the Company granted options to its employees totaling 1,597,050 shares, with the exercise price set at $0.60.



--------------------------------------------------------------------------------
Page F-34

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


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal officers and positions with the Company held by each person and the date each person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve one year terms or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other executive officer.


                                                                    Date of        Date of
                                                                    Election or    Termination or
Name                  Age    Positions Held                         Designation    Resignation
------------------    ---    -----------------------------------    -----------    --------------

Robert Genesi (1)      65    Chief Executive Officer President,         3/01               *
                             Secretary and Chairman of the Board

John Genesi (1)        38    Chief Financial Officer TSLi               3/01               *
                             Chief Financial Officer GTDA              10/02               *
                             Director                                  10/02               *

Mark Brennan (1)       38    Director                                  10/02               *

Jerry DeCiccio (2)     44    Director                                  11/02             2/03

Larry Gluck (1)        49    Chief Executive Officer - TSLi             1/03               *

Robert Mullaney (3)    45    Executive Vice President- Sales            3/01             1/03
                             and President TSLi

Gary Potts (4)               Director                                  12/01             3/02

-------------
(1)   These persons presently serve in the capacities indicated.

(2) Jerry DeCiccio resigned as a member of the Company's Board of Directors and as head of its Audit Committee on February 28, 2003.

(3) Effective January 13, 2003, Mr. Mullaney was no longer an employee of the Company or its wholly-owned subsidiary, TSLi.

(4)   Mr. Potts resigned as the Chief Financial Officer of GTDATA in March 2002.


       ROBERT GENESI. Mr. Genesi is a co-founder of GTData Corporation and CEO, Secretary and Chairman of the Board. He has extensive experience with start-up companies and turnaround situations in the technology sector, including the storage industry sector. He has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms. Prior to co-founding GTData Corporation, Mr. Genesi was President and CEO of IData Corporation, a company that develops linear storage products. Mr. Genesi was President and COO or Read-Rite Corporation from 1987 to 1993, President and CEO of Rexon Corporation from 1994 to 1996, and President and CEO of DAS Devices from 1997 to 1998. He has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.

       JOHN GENESI. Mr. Genesi is currently CFO of TSLi and GTDATA and has been since March, 2000 and October 2002, respectively. He is also a member of the Board of Directors. Prior to joining TSLi, he was Controller and Accounting Manager of DAS Devices, Inc., a data storage related company from February 1997 to April 1999. Mr. Genesi has more than 12 years of financial management experience and is experienced in all facets of financial reporting, systems and control.

       MARK BRENNAN. Mr. Brennan is currently a member of the Company's Board of Directors, a position he has held since October 2002. Mr. Brennan is a founding Partner of Linear Capital Corp., and has been an active participant in the investment community in North America and Europe for over 15 years. Mr. Brennan has extensive experience in the areas of Institutional Sales, Trading, Corporate Finance, Corporate Advisory and Marketing services. Previously, Mr. Brennan was a financial Investor Relations consultant to a number of private and publicly traded companies in the entertainment, technology and biotechnology segments and held Institutional Sales positions at First Marathon UK Ltd. and Richardson Greenshields. Mr. Brennan holds a Bachelor of Arts (Economics) degree from the University of King's College.

       JERRY DECICCIO. Mr. DeCiccio joined the Company in November 2002 as a Director and the head of the Company's Audit Committee. Mr. DeCiccio has over twenty years experience in the financial and accounting field. Mr. DeCiccio is currently the Chief Financial Officer at GTC Telecom Corporation (GTCC.OB). Prior to joining GTC, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C"), a $150 million inter-exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources, and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer/distributor of laser and optics products. Prior to that, Mr. DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer/distributor of health care products

       LARRY GLUCK. Mr. Gluck is currently the Chief Executive Officer of TSLi, the Company's wholly-owned subsidiary. Mr. Gluck is also currently the President of Foxtec Corporation, a position he has held since 1994. Mr. Gluck has held engineering and manufacturing management positions with Philips Electronics and Mitel. His areas of expertise include disk drive manufacturing, servers, and test systems.

       ROBERT MULLANEY. Mr. Mullaney was Executive Vice President -Sales for GTDATA and CEO and President of TSLi, a company that he led from 1996 up through year-end 2002. TSLi is engaged in the mass storage service business and provides solutions for hard drives, tape drives and other mass storage products. Mr. Mullaney has more than 22 years of direct mass storage service and manufacturing experience at companies including, Rexon Corporation and DEI. His areas of expertise include critical growth components such as market distribution and sales, major program negotiations, new product marketing and senior management assembling and implementation.

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

Family Relationships
--------------------

       Robert Genesi, the President and CEO of GTDATA Corp., and the Chairman of the Company's Board of Directors, is the father of John Genesi, the Company's CFO and a member of the Company's Board of Directors. There are no other family relationships between or among the directors, executive officers, or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings
--------------------------------

       To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action) by the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

       Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and persons who beneficially own more than 10% of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Except as described below, based solely upon a review of reports submitted and representations made to the Company, we believe that during fiscal 2002, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except that Mr. Robert Genesi and Mr. John Genesi each filed on late report on Form 5.

Key Employees
-------------

     GARY MENDELSOHN. Mr. Mendelsohn is the Director of Customer Service for TSLi and has been since 1997. He has been in the tape drive and storage industry for more than 20 years. Mr. Mendelsohn has managed customer service and inside sales operations, with a direct emphasis on tape OEM qualification and support.

ITEM 10. EXECUTIVE COMPENSATION.

       The summary compensation table shows certain compensation information for services rendered for the years ended December 31, 2002, 2001 and 2000. Other than as set forth herein, no executive officers' salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                             SUMMARY COMPENSATION TABLE


                                               Long Term Compensation
-------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                                     Awards            Payouts
----------------------------------------------------------------------------  -------------------------  ----------
                                                                                            Securities
                                                                                            Underlying
Name and                Year       Salary       Bonus        Other Annual      Restricted   SARs (#)      All
Principal                                       Comp.        Comp.             Stock        Options/      Other
Position                                                                       Comp.        Payouts ($)   Payouts
--------------------  --------  ------------  ----------  ------------------  ------------  -----------  ----------

Robert Genesi,          2002       $130,000        -0-           $60,437(2)           --           --          --
Chief Executive         2001       $206,000        -0-           $81,965(3)           --           --          --
Officer, President
and Secretary(1)
--------------------  --------  ------------  ----------  ------------------  ------------  -----------  ----------
Robert Mullaney,        2002       $230,946     $29,500          $32,400(4)           --           --          --
Executive Vice          2001       $230,935     $39,500          $84,639(5)           --    35,000/0(6)        --
President-Sales
and President -
TSLi(1)
--------------------  --------  ------------  ----------  ------------------  ------------  -----------  ----------
John Genesi,            2002       $114,340      $4,500          $12,000(7)           --           --          --
Chief Financial         2001       $104,625     $21,500          $11,507(8)           --    20,000/0(6)        --
Officer - TSLi(1)
--------------------  --------  ------------  ----------  ------------------  ------------  -----------  ----------
Steven H. Hansen        2001        $96,000        -0-                -0-             --           --          --
President(9)            2000        $84,800        -0-                -0-     $262,500(10)         --          --
--------------------  --------  ------------  ----------  ------------------  ------------  -----------  ----------


(1)   Compensation is only included for fiscal 2002 and 2001 for Messrs. Robert Genesi, Robert Mullaney, and John Genesi since they first became executive officers in fiscal 2001.

(2)   Includes $46,630 for housing allowance and $13,807 for car allowance.

(3)   Includes $67,665 for housing allowance and $14,300 for car allowance.

(4)   Includes $12,000 for golf membership and $20,400 for car allowance.

(5)   Includes $27,830 for repayment of a personal loan, $20,000 for cashed out accrued vacation, and $16,800 for car allowance.

(6)   The option grants during fiscal year 2001 have been adjusted to reflect the 1 for 20 reverse stock split effective
      February 17, 2003.

(7)   Includes $12,000 for car allowance.

(8)   Includes $11,507 for car allowance.

(9)   Mr. Hansen resigned as President in March 2001.

(10)  Mr. Hansen received $262,500 for services paid for with common stock.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             % of Total
                        Number of            Options/SARs
                        Securities           Granted to
                        Underlying Options   Employees in      Exercise Price Per
        Name            Granted (#)          Fiscal Year (1)   Share ($/SH)         Expiration Date
---------------------   ------------------   ---------------   ------------------   ----------------

Robert Genesi                 --                  --                 --                  --
Robert Mullaney               --                  --                 --                  --
John Genesi                   --                  --                 --                  --



(1) During fiscal year 2002, there were no options issued to these individuals.

          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END


                                                               Number of Securities     Value of Unexercised
                                                               Underlying Unexercised   In-the-Money
                                                               Options/SARs at FY-End   Options/SARs at FY-End
                        Shares                                     (#)                         ($)
                        Acquired on                            Exercisable/             Execersable/
        Name            Exercise (#)         Value Realized    Unexercisable            Unexercisable(1)
---------------------   ------------------   ---------------   ----------------------   -----------------------

Robert Genesi                   -0-                -0-              33,334/0                 0/0
Robert Mullaney                 -0-                -0-              31,251/20,416            0/0
John Genesi                     -0-                -0-              19,167/11,667            0/0


(1) The stock price for the Company's stock on the Over the Counter Bulletin Board at December 31, 2002 was $0.60 per share on a post-split basis. The above-mentioned options have been adjusted for the 1 for 20 reverse stock split that was effective February 17, 2003.


       In February 2000, GT Data Delaware board of directors and majority shareholders approved and adopted the GT Data Corporation 2000 Stock Option Plan (the "2000 Plan"). As amended, a total of 3,333,333 shares of common stock are reserved for issuance under the 2000 Plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 Plan shall terminate ten (10) years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

       In March 2001, the Company's board of directors and majority shareholders approved and adopted the GTDATA Corporation 2001 Stock Option Plan (the "2001 Plan"). As amended, a total of 45,000,000 shares of common stock are reserved for issuance under the 2001 Plan. The exercise price of each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2001 Plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

       On February 13, 2003, the Company's Board of Directors and majority shareholders approved an increase in the Company's 2001 Stock Option plan from 10,000,000 shares to 45,000,000 shares. On March 3, 2003, the Company granted options to its employees totaling 1,597,050 shares, with the exercise price set at $0.60.

       During the year ended December 31, 2000, the Company issued options pursuant to the 2000 Plan to purchase 291,400 shares (6,325 were cancelled during fiscal 2000) of the Company's common stock at exercise prices ranging from $1.50 per share to $1.80 per share (the estimated fair market values at the dates of grant). The options vest over a three-year period from the dates of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, the Company cancelled the remaining 285,075 options and issued new options from the reorganized Company to purchase 95,000 shares of the Company's common stock at an exercise price of $2.70 per share. All terms and vesting requirements remained identical to the original options issued.

       Under the terms of the TSLi acquisition agreement and pursuant to the 2000 Plan, the Company granted options to purchase 725 shares of the Company's common stock at an exercise price of $1.50 per share (the estimated fair market value on the date of grant by GT Data Delaware) to employees of TSLi for options which were previously issued to purchase 1,740 shares of TSLi common stock. Due to the exercise price being equal to the estimated fair market value, no additional amount was allocated to the purchase price of the acquisition related to the value of these options. The options vest over a three-year period from the date of grant and are exercisable through December 20, 2008. During fiscal 2001 and pursuant to the reverse merger agreement with WINS, the Company cancelled the 725 options and issued new options from the reorganized Company to purchase 242 shares the Company's common stock at an exercise price of $2.70 per share. All terms and vesting requirements remained identical to the original options issued.

       During the year ended December 31, 2001, the Company issued options pursuant to the 2001 Plan to purchase 91,084 shares of the Company's common stock at exercise prices ranging from $2.40 to $2.70 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2011.

       During the year ended December 31, 2002, the Company issued options pursuant to the 2001 Plan to purchase 33,333 shares of the Company's common stock at exercise prices ranging from $2.00 to $4.00 per share (the estimated fair market value at the date of grant). The options vest over a three-year period from the dates of grant and are exercisable through October 2012.

Director Compensation
---------------------

       For the fiscal years ended 1999, 2000, and 2001, directors of the Company received no compensation. During fiscal year 2002, Jerry DeCiccio, the head of the Company's Audit Committee, earned compensation totaling $1,750. At the time of this filing, the compensation earned by Mr. DeCiccio in fiscal year 2002 has been accrued but not paid. On February 28, 2003, Mr. DeCiccio resigned as a director and as head of the Company's audit committee, with the Company owing him $8,000 in unpaid compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of December 31, 2002, the number of shares of GTDATA common stock owned by (1) each person or entity known to beneficially own more than 5% of the outstanding shares; (2) each of the officers named in the Summary Compensation Table; (3) each director; and (4) all directors and executive officers as a group.

------------------------------------- ------------------------ ----------------
                                       Number of Shares           Percentage
  Name and Address                     Beneficially Owned         of Class (1)
------------------------------------- ------------------------ ----------------

First Wave Inc (2)                       937,500                    27.3%
87 Front Street East
4th Floor, Suite 400
Toronto, Ontario  M5E-1B8
------------------------------------- ------------------------ ----------------
Robert Genesi (3)                        866,039                    25.0%
625 Cochran Street
Simi Valley, California  93065
------------------------------------- ------------------------ ----------------
Robert Mullaney (4)                      57,612                     1.7%
625 Cochran Street
Simi Valley, CA  93062

------------------------------------- ------------------------ ----------------
John Genesi (5)                          31,186                     0.9%
625 Cochran Street
Simi Valley, CA  93605
------------------------------------- ------------------------ ----------------
Anthony Giraudo (6)                      355,550                    10.3%
625 Cochran Street
Simi Valley, California  93065
------------------------------------- ------------------------ ----------------
General Pacific Partners (7)             345,834                    10.1%
2333 East Pacific Coast Highway
Suite D
Newport Beach, CA  92625
------------------------------------- ------------------------ ----------------
Linear Capital Corp. (8)                 124,500                    3.6%
55 University Ave
Suite 1212
Toronto, Ontario  M5J-2H7
------------------------------------- ------------------------ ----------------
Mark Brennan (9)                         124,500                    3.6%
625 Cochran Street
Simi Valley, California 93065
------------------------------------- ------------------------ ----------------
Larry Gluck (10)                         *                          *
625 Cochran Street
Simi Valley, California 93065
------------------------------------- ------------------------ ----------------
Jerry DeCiccio (11)                      *                          *
625 Cochran Street
Simi Valley, California 93065
------------------------------------- ------------------------ ----------------
Gary Potts (12)                          *                          *
625 Cochran Street
Simi Valley, California 93065
------------------------------------- ------------------------ ----------------

All directors and executive              1,079,337                  30.6%
officers as a group (5 persons
named above) (13)
------------------------------------- ------------------------ ----------------
* Less than 1% of the Company's common stock.

All share data in the preceding table has been adjusted to reflect the 1 for 20 reverse stock split that was effective February 17, 2003.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares, which the individual has the right to acquire within 60 days of March 31, 2003 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power or shares voting and investment power with his or her spouse with respect to the shares shown as beneficially owned.

(2) First Wave Inc. is a third party investor who originally invested $375,000 in the Company via a convertible note in June 2001. First Wave Inc. converted the $375,000 note in September 2002 at a post-split conversion price of $0.40 per share.

(3) Includes 125,513 shares held directly, 707,192 shares held indirectly by Genesi Family Partnership, Ltd., 1 share held jointly with Anthony Giraudo, and 33,334 stock options exercisable within sixty (60) days of March 31, 2003.

(4) Includes 7,500 shares held jointly with his wife, 14,000 shares held directly, and 36,112 stock options exercisable within sixty (60) days of March 31, 2003. Effective January 13, 2003, Mr. Mullaney was no longer an employee of GTDATA Corporation or its wholly-owned subsidiary, TSLi.

(5) Includes 9,241 shares held directly and 21,945 stock options exercisable within 60 days of March 31, 2003.

(6) Includes 328,798 shares held directly, 23,418 shares held indirectly by the Giraudo Special 2000 Family Trust, 1 share held jointly with Robert Genesi, and 3,334 stock options exercisable within sixty (60) days of March 31, 2003.

(7) General Pacific Partners (GPP) is a promoter/outside consultant who was hired by the Company in June 2002. In November 2002 GPP converted $115,000 of its fees into 287,500 shares of the Company's common stock, which equates to a post-split conversion price of $0.40 per share. In December 2002, GPP converted the final $35,000 of fees owed them into 58,334 shares of the Company's common stock, with the post-split conversion price equaling $0.60 per share.

(8) Linear Capital Corp. (LCC) is a finder who has secured $415,000 in funding for the Company since June 2001. In November 2002, LCC converted $49,800 of its commission (the total commission earned by LCC on the $415,000 was $66,400) into the Company's common stock at a post-split price of $0.40 per share, resulting in 124,500 shares of the Company's common stock being issued to LCC.

       Mark Brennan, who's a member of the Company's Board of Directors, is a partner at LLC. As a result, the shares owned by LLC are included in the total number of shares owned by officers and directors of the Company (See notes 9 and 12).

(9) Mark Brennan, who is a member of the Company's Board of Directors, is a partner at LLC. As a result, the shares owned by LLC are included in the total number of shares owned by Mark Brennan and by LLC (See notes 8 and 12).

(10) Larry Gluck was named Chief Executive Officer of the Company's wholly-owned subsidiary, TSLi, on January 14, 2003. At this time, Mr. Gluck does not own, nor have options to purchase, any shares of the Company's common stock.

(11) Jerry DeCiccio was nominated to the Company's Board of Directors in December 2002, pursuant to his being hired to oversee the Company's Audit Committee. Mr. DeCiccio subsequently resigned from the Company's board, and its audit committee, effective February 28, 2003. At the time of his resignation, Mr. DeCiccio did not own, nor have options to purchase, any shares of the Company's common stock.

(12) Gary Potts was appointed to the Company's Board of Directors in December 2001. Mr. Potts resigned as a member of the Board of Directors of the Company's in March 2002. At the time of his resignation, Mr. Potts did not own, nor have options to purchase, any shares of the Company's common stock.

(13) In calculating shares owned by the Company's officers and directors, the only individuals included were Robert Genesi, Robert Mullaney, John Genesi, and Mark Brennan, who oversees the shares owned by Linear Capital Corporation. Mr. Gluck, Mr. DeCiccio, and Mr. Potts do not own any shares of the Company's common stock, nor do they have options to purchase shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In September 2002, the Company issued 750,000 shares of its common stock, on a post-split basis, to a Founder of the Company in exchange for the Founder converting a $300,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In September 2002, the Company issued 175,000 shares of its common stock, on a post-split basis, to a Founder of the Company in exchange for the Founder converting a $70,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       In October 2002, the Company issued 50,000 shares of its common stock, on a post-split basis, to a related party in exchange for that party converting a $20,000 loan made to the Company into the Company's common stock. On a post-split basis, the conversion price was $0.40 per share.

       Robert Genesi, Chairman and CEO of the Company, agreed to forgive approximately $436,000 in accrued, unpaid, back wages that were owed to him. The agreement was effective December 31, 2002 and is included in the accompanying Consolidated Statement of Operations.

       During the year ending December 31, 2002, the Company reclassified to additional paid-in capital $360,789 that was previously recorded as subscriptions receivable on the Consolidated Balance Sheet. The subscriptions receivable were related to founder's stock granted to Robert Genesi, the Company's CEO and President, and Tony Giraudo, a founder of the Company. The Company reclassed $348,588 as a reduction to additional paid-in capital at December 31, 2002.

       The Company paid Linear Capital Corp. (LCC), a finder, commissions totaling $66,400 for their efforts in securing $415,000 in financing for the Company. The $415,000 consists of a $375,000 convertible note payable and a $40,000 convertible note payable, both of which were converted into the Company's common stock during fiscal year 2002. Per the terms of the Finders Agreement, LCC was to receive a 16% commission, of which 50% was to be paid in cash and the remaining 50% in the Company's common stock. The actual payment of the $66,400 consisted of a cash payment totaling $16,600, with the remaining $49,800 being paid by the issuance of 124,500 shares of the Company's common stock at $0.40 per share (fair market value based on the market price on the date of grant). Mark Brennan, a member of the Company's Board of Directors, is a partner at LCC.

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

Transactions with Promoters
---------------------------

         During fiscal year 2002, the Company recorded $160,000 in fees relating to its consulting agreement with General Pacific Partners (GPP), which include a $25,000 engagement fee, monthly consulting fees of $105,000 (7 months at $15,000 per month), and a $30,000 buy-out fee to terminate the relationship effective December 31, 2002. The $160,000 in fees was paid as follows:

         $10,000 was paid in cash,

         $115,000 was paid by issuing GPP 287,500 shares of the Company's common stock at a conversion price of $0.40 per share

         $35,000 was paid by issuing GPP 58,333 shares of the Company's common stock at a conversion price of $0.60 per share

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

         21.1*  Subsidiaries of Registrant.

         99.1  Certificate pursuant to section 906

         99.2  Certificate pursuant to section 906

(b) Forms 8-K filed during the fiscal year ended December 31, 2002 and to date.

         (i) 8-K Current Report dated January 24, 2002

         (ii) 8-K Current Report dated December 13, 2002

ITEM 14. CONTROL AND PROCEDURES

       Bob Genesi and John Genesi, the Company's Chief Executive Officer and Chief Financial Officer, respectively, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of (1934) as of a date within 90 days of the filing of this report. Based on that evaluation, we have concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Genesi and Mr. Genesi completed their evaluation.


                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2003        GTDATA CORPORATION

                             /s/ Robert Genesi
                             -------------------------------------------------
                             Robert Genesi, Chief Executive Officer

                             /s/ John Genesi
                             -------------------------------------------------
                             John Genesi, Chief Financial Officer and Director


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 14, 2003         /s/ Robert Genesi
                             ---------------------------------------------------
                             Robert Genesi, Chief Executive Officer and Director

Date: April 14, 2003         /s/ John Genesi
                             ---------------------------------------------------
                             John Genesi, Chief Financial Officer and Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Robert Genesi, certify that:

1.       I have reviewed that annual report on Form 10-KSB of GTDATA
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    April 14, 2003            By:      /s/ Robert Genesi
                                                     --------------------------
                                                     Robert Genesi
                                                     Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, John Genesi, certify that:

1. I have reviewed that annual report on Form 10-KSB of GTDATA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    April 14, 2003              By:  /s/ John Genesi
                                                   -------------------------
                                                   John Genesi
                                                   Chief Financial Officer

                                  EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

Subsidiaries of GTDATA Corporation, a Nevada corporation:

GT Data Corporation, a Delaware corporation (100%)

        Technical Services & Logistics, Inc. (100% owned by GT Data Corporation)

                                  EXHIBIT 99.1

Certification

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code]

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 [subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code], the undersigned officer of GTDATA Corporation, a Nevada corporation ("the Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "10-KSB Report") that:

     (1) the 10-KSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the 10-KSB Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

     A signed original of this written statement as required by section 906 has been prepared by GTDATA Corporation and will be retained by GTDATA Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

         Date:    April 14, 2003           By:      /s/ Robert Genesi
                                                    ----------------------------
                                                    Robert Genesi
                                                    Chief Executive Officer

                                  EXHIBIT 99.2

Certification

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code]

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 [subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code], the undersigned officer of GTDATA Corporation, a Nevada corporation ("the Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "10-KSB Report") that:

                  (1) the 10-KSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

                  (2) the information contained in the 10-KSB Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

     A signed original of this written statement as required by section 906 has been prepared by GTDATA Corporation and will be retained by GTDATA Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

         Date:    April 14, 2003           By:      /s/ John Genesi
                                                    ---------------------------
                                                    John Genesi
                                                    Chief Financial Officer