Form 10QSB
period 2003-03-31
GT DATA CORP
filed 2003-05-14
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of April 4, 2003 was: 3,436,209.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

              GT DATA Corporation and Subsidiaries
              Condensed Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                           March 31, 2003
                                                           --------------

                             ASSETS

Current Assets
   Cash                                                     $    212,948
   Accounts receivable, net                                      955,597
   Inventories, net                                            1,105,868
   Prepaid expenses and other current assets                      76,751
                                                           --------------
      Total current assets                                     2,351,164

Property and Equipment, net                                       84,316

Deposits                                                          73,460
                                                           --------------

                                                            $  2,508,940
                                                           ==============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses                    $  1,938,890
   Accrued payroll and related expenses                          163,080
   Line of credit                                                610,462
   Current debt                                                   91,900
   Notes payable to related parties                              295,766
                                                           --------------
      Total current liabilities                                3,100,098
                                                           --------------

Commitments and Contingencies

Stockholders' Deficit
   Series A preferred stock, $0.001 par value;
    1 share authorized, issued and outstanding                        -
   Series B preferred stock, $0.001 par value;
    10,000,000 shares authorized; no shares
    issued and outstanding                                            -
   Common stock, $0.001 par value;
    12,500,000 shares authorized;
    3,436,209 shares issued and outstanding                        3,436
Additional paid in capital                                     2,106,034
Accumulated deficit                                           (2,700,628)
                                                           --------------
Total stockholders' deficit                                     (591,158)
                                                           --------------

                                                            $  2,508,940
                                                           ==============

   See accompanying notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------

                      GT DATA Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2003 and 2002

--------------------------------------------------------------------------------

                                      March 31, 2003   March 31, 2002
                                      --------------   --------------

Net Sales                             $   2,403,810    $   2,420,237

Cost of Sales                             1,511,893        1,471,475
                                      --------------   --------------

Gross Profit                                891,917          948,762
                                      --------------   --------------

Operating Expenses
  Employee compensation                     748,106          587,918
  Selling, general and administrative       221,157          211,391
                                      --------------   --------------
                                            969,263          799,309
                                      --------------   --------------

Operating (Loss) Income                     (77,346)         149,453

Other Income (Expense)
Interest expense, net                       (37,427)         (42,601)
                                      --------------   --------------
  Total Other Income (Expense)              (37,427)         (42,601)
                                      --------------   --------------

Net (Loss) Income                     $    (114,773)   $     106,852
                                      ==============   ==============


Net (Loss) Income Available to
  Common Stockholders per Share:
          Basic:                      $       (0.03)   $        0.13
                                      ==============   ==============
          Diluted:                    $       (0.03)   $        0.13
                                      ==============   ==============

Weighted Average Number of Common
  Shares Outstanding
          Basic:                          3,436,209          803,126
                                      ==============   ==============
          Diluted:                        3,436,209          846,062
                                      ==============   ==============

   See accompanying notes to these condensed consolidated financial statements


-----------------------------------------------------------------------------------------

                               GT DATA Corporation and Subsidiaries
                         Condensed Consolidated Statements of Cash Flows
                    For the Three Month Periods Ended March 31, 2003 and 2002

-----------------------------------------------------------------------------------------

                                                          March 31, 2003   March 31, 2002
                                                          --------------   --------------

Cash flows from operating activities:
   Net (Loss) Income                                      $    (114,773)   $     106,852
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Interest income on note receivable                             --           (8,958)
      Depreciation and amortization                               1,772           20,910
      Amortization of estimated fair market value of
       options issued for consulting                                 --            8,000
      Interest accrued on subscriptions receivable                   --           (6,100)
      Allowance for doubtful accounts                                --          (60,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                     174,771          403,477
        Inventories                                             (26,272)         147,673
        Prepaid expenses and other current assets               (53,340)         (29,251)
        Other assets                                             32,789          (66,709)
        Accounts payable and accrued liabilities                171,611         (173,056)
        Accrued payroll and related expenses                    (71,448)          14,007
                                                          --------------   --------------

   Net cash provided by operating activities                    115,110          356,845
                                                          --------------   --------------

Cash flows from investing activities:
   Purchases of property and equipment                           (4,088)            (505)
                                                          --------------   --------------

   Net cash used in operating activities                         (4,088)            (505)
                                                          --------------   --------------

Cash flows from financing activities:
   Net borrowings (repayments) under the line of credit         (93,615)        (288,246)
   Principal repayments on long-term debt                       (39,000)         (97,235)
   Principal repayments on notes payable to related parties     (13,000)              --
                                                          --------------   --------------

   Net cash used in financing activities                       (145,615)        (385,481)
                                                          --------------   --------------

Net decrease in cash                                            (34,593)         (29,141)

Cash at beginning of period                                     247,541          177,317
                                                          --------------   --------------

Cash at end of period                                     $     212,948    $     148,176
                                                          ==============   ==============

Supplemental disclosure of cash flow information -
   Cash paid during the period for:
      Interest                                            $      37,554    $      46,883
                                                          ==============   ==============
      Income taxes                                        $       1,600    $          --
                                                          ==============   ==============

   See accompanying notes to these condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS

Basis of Presentation
---------------------

     The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the condensed consolidated financial statements for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto, which are included in GTDATA Form 10-KSB filed April 14, 2003. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the period presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Principles of Consolidation
---------------------------

     The condensed consolidated financial statements include the accounts of the Company, GTDATA Corporation, and TSLi and GTDATA Delaware, which are wholly owned subsidiaries of GTDATA. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $748,934, a stockholders' deficit of $591,158, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock Split
-----------

     Effective February 17, 2003, the Company authorized a 1 for 20 reverse stock split. All references throughout these condensed consolidated financial statements and notes to number of shares, per share amounts, stock options and warrants and market prices of the Company's common stock have been retroactively restated to reflect the reverse stock split.

Concentration Risk
------------------

     Five customers accounted for approximately 87% of total revenues for the three months ending March 31, 2003. During the same period last year, the Company's five largest customers accounted for 74% of total revenues. The loss of any of these customers may have a material impact on the Company's financial statements and results of operations.

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

Earnings Per Share
------------------

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (none and 42,936 shares as of March 31, 2003 and 2002, respectively). Because the Company has incurred a net loss in the three month period ending March 31, 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Employee Stock-Based Compensation
---------------------------------

     At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.



                                                          For the Three Months
                                                            Ended March 31,
                                                          2003            2002
                                                       ----------      ---------
Net Gain (Loss)
     As reported                                       $(114,773)      $106,852
       Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards              -               -
                                                       ----------      ---------
     Pro forma                                         $(114,773)      $106,852
                                                       ==========      =========
Net loss per share:
     As reported
         Basic:                                          $(0.03)          $0.13
         Diluted                                         $(0.03)          $0.13
     Pro forma
         Basic:                                          $(0.03)          $0.13
         Diluted                                         $(0.03)          $0.13

Inventories
-----------

     A summary of inventories as of March 31, 2003 follows:

             Raw Materials                              $211,560
             Work-in-Process                             356,897
             Finished Goods                              537,411
                                                      -----------
                                                      $1,105,868
                                                      ===========

Recent Accounting Standards
---------------------------

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company's financial statements.

NOTE 2 - ISSUANCE OF STOCK OPTIONS

     On February 13, 2003, the Company's Board of Directors and majority shareholders approved an increase in the Company's 2001 Stock Option plan from 10,000,000 shares to 45,000,000 shares. On March 3, 2003, the Company issued options to its employees, pursuant to the 2001 Stock Option Plan, to purchase 1,597,050 shares of the Company's common stock at an exercise price of $0.60 (estimated to be the fair market value on the date of grant). The options vest over a three-year period from the date of grant and are exercisable through February 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

     This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results and financial condition" in the Company's 10-KSB, for the year ended December 31, 2002.

     GTDATA Corporation (the "Company" or "GTDATA") is a Nevada based corporation that operates its wholly-owned subsidiaries, Technical Services & Logistics, Inc. (TSLi) and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). TSLi specializes in the repair and remarketing of mass storage products such as hard drives, tape drives, tape libraries, CD Roms, and optical drives. TSLi also provides logistics support for its customers through its Vendor Managed Inventory programs that deliver refurbished, working drives to the customer within 24 hours. TSLi's primary customers are the major OEMs, although TSLi also provides its products and services to other, smaller companies.

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

     During the three months ending March 31, 2003, the Company completed cost-cutting measures that included the laying-off of ten (10) employees, which equates to a 10% workforce reduction, and a mandatory 15% wage reduction for all employees. The cost-cutting measures included the termination of TSLi's President and the hiring of a new Director of Operations. The cost-cutting measures were intended to lower costs and improve the Company's bottom-line results while also increasing both quality and customer satisfaction. Due to the fact that the wage reductions were effective the week beginning March 3, 2003, their impact during the current quarter was minimal.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002.

Revenue
-------

     Revenue for the three months ending March 31, 2003 was $2,403,810, a decrease of $16,427, or less than 1%, from the $2,420,237 from the same period last year. Repair revenue was $1,638,248 (68.2% of total revenue) for the current period, down $231,419 (12.4%) from the $1,869,667 (77.3% of total revenue) for the same period in fiscal year 2002. Revenue from the Company's resale operations increased $214,992 (39.0%) for the current period, with revenue from the resale operations totaling $765,562 (31.8% of total revenue) for the current quarter and $550,570 (22.7% of total revenue) for the same period last year.

     Revenue from resale operations benefited from several significant orders from one of the Company's core customers. As of this filing, the Company had one remaining unfilled order from this customer totaling approximately $75,000. The Company hopes to fill this order in the second quarter of fiscal 2003, but financial constraints and the lack of available product may prevent the Company from doing so.

Gross Profit
------------

     For the three months ending March 31, 2003, gross profit totaled $891,917, or 37.1% of total revenue, compared to $948,762, or 39.2% of total revenue for the same period last year. Material costs for the current period increased by approximately $173,800 from the same period last year, due primarily to the $214,992 increase in revenue from the Company's resale operations. The increased volume from the resale operations resulted in more product being sold, which resulted in higher direct material costs. In addition, the Company increased its inventory reserve by $5,000 per month to provide additional protection from obsolescence of its inventory. Higher freight and overhead costs also had an adverse affect on gross profit.

     The above-mentioned cost increases were partially offset by a $149,110 decrease in direct labor, which was the result of both headcount reductions and a significant reduction in overtime.

Operating Expenses
------------------

     During the three months ending March 31, 2003, operating expenses totaled $969,263 (40.3% of revenue), an increase of $169,954 (21.3%) from the $799,309
(33% of revenue) incurred during the same period last year. The increase in operating expenses was due primarily to: (1) a $90,000 charge for liabilities arising from the termination of TSLi's former President; (2) an increase of approximately $24,000 in R&D expenses due to the hiring of engineer; and (3) an increase in Workers Compensation insurance of approximately $18,000. These increases were partially offset by the $37,721 decrease in legal and professional fees, which totaled $73,397 in the current period versus $111,118 in the same period last year.

     Normal costs incurred during the course of operations accounted for the remaining increase in operating expenses.

Income from Operations
----------------------

     As a result of the above, the Company had an operating loss of $77,346 compared to operating income of $149,453 for the same period last year.

Interest Expense
----------------

     For the three months ending March 31, 2003, net interest expense was $37,427, with total interest expense of $37,454 and interest income of $27. In the same quarter last year, net interest expense was $42,601, with total interest expense of $52,792 and interest income of $10,191. Interest expense decreased due to the reduction in related party debt during the end of fiscal 2002.

Assets and Liabilities
----------------------

     At March 31, 2003, the Company had total assets of $2,508,940 compared to total assets of $2,669,165 at December 31, 2002. Cash was $212,948 as of March 31, 2003, down $34,593 from the $247,541 cash on hand as of December 31, 2002. Cash from operations was $115,110, cash used in investing was $4,088, and cash used in financing activities was $145,615, with net cash used during the current period being $34,593.

     Net accounts receivable were $955,597 at March 31, 2003, a decrease of $174,771 (15.5%) from the $1,130,368 at December 31, 2002. Tighter, more efficient, cash collection procedures and the use of more cash-on-delivery (COD) terms were the primary reasons for the decrease in net accounts receivable. Net inventories increased $26,272 (2.4%), to $1,105,868, from the $1,079,596 at
December 31, 2002. The increase in net inventories is attributable to normal business operations, such as the purchasing of product for the Company's resale activities.

     Net fixed assets totaled $84,316 at March 31, 2003 compared to $82,000 at December 31, 2002. Purchases of fixed assets totaled $4,088 during the current period, while depreciation and amortization totaled $1,772, resulting in a net increase in fixed assets of $2,316.

     Total liabilities at March 31, 2003 were $3,100,098, a decrease of $45,452 (1.4%) from the $3,145,550 at December 31, 2002. Accounts payable and accrued expenses were $1,938,890 at March 31, 2003, an increase of $171,611 (9.7%) from the $1,767,279 at December 31, 2002. The majority of the increase in accounts payable and accrued expenses was the result of the $90,000 for liabilities arising from the termination of TSLi's former President and an increase in accounts payable resulting from the delaying of payments to our vendors. Significant items included in accounts payable and accrued expenses are: (1) accounts payable of $1,203,960, of which approximately $430,000 is for legal and professional fees; (2) $230,339 of liabilities of TSLi UK, a former subsidiary of TSLi US that was shut down as of year-end 1999; (3) a $150,000 reserve for missing customer owned component inventory; and (4) interest payable of $209,044, of which approximately $136,000 is owed to Robert Genesi, the Company's Chairman and CEO, and Tony Giraudo, a founder of the Company. The remaining balance of $145,547 includes a $67,000 liability for fines imposed on the Company by the US Department of Labor relating to the Company's 401K plan, a $40,000 warranty reserve, and normal expenses incurred during the course of operations.

     Accrued payroll totaled $163,080 at March 31, 2003, compared to $234,528 at December 31, 2002. Accrued payroll decreased due to the payment of accrued vacation and sick time to the employees who were layed-off on January 13, 2003 as part of the Company's restructuring. At March 31, 2003, all of the accrued wages were attributable to TSLi and consisted of accrued vacation and sick pay as well as normal month-end wage accruals.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2003, the Company had negative working capital of $748,934 as compared to negative working capital of $664,634 as of December 31, 2002. Cash on hand and net accounts receivable were $212,948 and $955,597, respectively, as of March 31, 2003. Fixed assets, net of depreciation, were $84,316.

     The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are from large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. As a result, the Company carries a $315,000 inventory reserve to help minimize inventory obsolescence. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment.

     During the period ended March 31, 2003, the Company generated $115,110 from operations, as compared to cash from operations of $356,845 in the same period last year. Cash used in investing activities was $4,088 versus $505 for the same period in fiscal 2002. Cash used in financing activities was $145,615 during the current period as compared to cash used of $385,481 in the same period last year. Net cash used during the first three months of fiscal 2003 was $34,593 while net cash used in the same period last year totaled $29,141. Cash from accounts receivable and the delaying of payment to vendors generated approximately $346,000, which was partially offset by debt payments of $145,615, accrued liability payments of $71,448, inventory purchases of $26,272, and the payment of other current assets totaling $53,340.

     The Company had negative working capital of $748,934 at March 31, 2003. The Company expects its operations to continue using net cash through the remainder of fiscal year 2003 as it continues to invest in new business opportunities and repay debt obligations. Thus, the Company's success, including its ability to fund future operations, depends largely on its ability to secure additional funding. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

Inflation
---------

     Management believes that inflation has not had a material effect on the Company's results of operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions, and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgements, assumptions, and estimates used in the preparation of the financial statements:

Risks and Uncertainties
-----------------------

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

Going Concern
-------------

     The Company's independent certified public accountants have stated in their reports included in the Company's Form 10-KSB dated April 14, 2003 that the Company has negative working capital, lack of operations history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Contingencies
-------------

     We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent and our stock would become illiquid or worthless.

     As of March 31, 2003, our cash balance was approximately $212,948, our outstanding accounts payable and accrued expenses totaled $1,938,890, our line of credit totaled approximately $610,462, and our short-term debt totaled $387,666. If we do not receive sufficient financing we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations, or financial condition. These measures could have a material adverse affect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors have a duty to our creditors that may conflict with the interests of our stockholders. When a Nevada corporation is operating in the vicinity of insolvency, the Nevada courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

     We have a history of losses, may never generate positive cash flow from future operations, and may have to further reduce our costs by curtailing future operations.

ITEM 3.  CONTROLS AND PROCEDURES.

     Bob Genesi and John Genesi, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), respectively, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of (1934) as of a date within 90 days of the filing of this report. Based on that evaluation, both the CEO and

CFO have concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Robert and John Genesi completed their evaluation.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company may, from time to time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business.

     On January 23, 2003, the Company received a letter from the attorney representing TSLi's former President, threatening legal action if a severance agreement could not be negotiated by February 10, 2003. The Company originally attempted to negotiate a settlement, but has since decided not to pursue a settlement. On March 31, 2003, the Company received a Notice of Claim and Conference from the Labor Commissioner of the State of California regarding a claim for unpaid commissions totaling $20,000. A hearing to discuss this matter has been set for Tuesday, May 27, 2003.

     The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     On February 17, 2003, the Company effected a 1 for 20 reverse stock split. Post-split, the Company had 12,500,000 shares of common stock authorized and 3,436,209 issued and outstanding. All references throughout these condensed consolidated financial statements and notes to number of shares, per share amounts, stock options and warrants and market prices of the Company's common stock have been retroactively restated to reflect the reverse stock split.

     There were no other changes in securities during the three months ending March 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 10, 2003, a majority of the Company's shareholders approved a 1 for 20 reverse stock split via a Shareholder Action by Written Consent. There were 3,436,209 shares of the Company's common stock (post-split) issued and outstanding as of February 10, 2003, and 2,561,674 shares were cast in favor of the reverse split. The reverse split was effective February 17, 2003.

     On February 13, 2003, a majority of the Company's shareholders approved an increase in the Company's 2001 Stock Option plan from 10,000,000 shares to 45,000,000 shares via a Shareholder Action by Written Consent. There were 3,436,209 shares of the Company's common stock (post-split) issued and outstanding as of February 13, 2003, and 2,561,674 shares were cast in favor of the increase in the option pool. The effective date of the increase was February 13, 2003.

ITEM 5.  OTHER INFORMATION.

     On January 13, 2003, the Company terminated Robert Mullaney, Executive Vice President of Sales at GTDATA and President of TSLi as part of a corporate restructuring. On January 23, 2003, the Company received a letter from the attorney representing Mr. Mullaney, threatening legal action if a severance agreement could not be negotiated by February 10, 2003. The Company originally attempted to negotiate a settlement, but has since decided not to pursue a settlement. On March 31, 2003, the Company received a Notice of Claim and Conference from the Labor Commissioner of the State of California regarding a claim for unpaid commissions totaling $20,000. A hearing to discuss this matter has been set for Tuesday, May 27, 2003. In January 2003, the Company accrued $90,000 related to the termination of Mr. Mullaney.

     On February 28, 2003, Jerry DeCiccio resigned from the Company's Board of Directors and Audit Committee. Mr. DeCiccio was originally nominated to the Company's Board of Directors and Audit Committee in December 2002. At the time of his resignation, Mr. DeCiccio did not own, nor have options to purchase, any shares of the Company's common stock. At the time of his resignation, Mr. DeCiccio was owed $8,000 by the Company, which, as of this filing, remains unpaid. The Company anticipates paying Mr. DeCiccio, in full, over the next several months.

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

                                                      GTDATA Corporation


Date:  May 14, 2003                          /s/ Robert Genesi
                                             ------------------
                                                Robert Genesi, President and
                                                Chief Executive Officer

Date:  May 14, 2003                          /s/ John Genesi
                                             ------------------
                                                John Genesi, Chief
                                                Financial Officer

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

Date: May 14, 2003

/s/ Robert Genesi
--------------------------------
Robert Genesi, Chief Executive
Officer and President

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

Date: May 14, 2003

/s/ John Genesi
-----------------------------
John Genesi, Chief Financial
Officer

EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of GTDATA Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

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


                           /s/  Robert Genesi
                           ------------------------------
                           Robert Genesi, President and           May 14, 2003
                           Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of GTDATA Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

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


                           /s/  John Genesi
                           ----------------------------
                           John Genesi, Chief Financial           May 14, 2003
                           Officer