Form 10QSB
period 2003-06-30
GT DATA CORP
filed 2003-08-21
CIK 793981

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to

                        Commission File Number: 033-05384

                               GTDATA CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                             87-0443026
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of August 20, 2003 was: 3,736,209.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       GTDATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                    2003              2002
                                                                -----------       -----------
Net Sales                                                       $ 1,733,241       $ 2,079,480
Cost of Sales                                                     1,223,577         1,428,426
                                                                -----------       -----------
Gross Profit                                                        509,664           651,054
Operating Expenses:
   Employee Compensation                                            429,517           566,256
   Selling, General, and Administrative                             257,087           159,293
   Stock compensation for professional fees                            --              90,000
                                                                -----------       -----------
Total Operating Expenses                                            686,604           815,549
Operating Loss                                                     (176,940)         (164,495)
Other Expense:
   Interest Expense - net                                           (18,856)          (36,790)
                                                                -----------       -----------
Net Loss                                                        $  (195,796)      $  (201,285)
                                                                ===========       ===========
Basic and Diluted Net Loss Available to Common
Stockholders per Share                                          $     (0.06)      $     (0.24)
                                                                ===========       ===========
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                                   3,436,209           839,401
                                                                ===========       ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                    2003             2002
                                                                -----------      -----------
Net Sales                                                       $ 4,137,051      $ 4,499,717
Cost of Sales                                                     2,735,470        2,899,901
                                                                -----------      -----------
Gross Profit                                                      1,401,581        1,599,816
Operating Expenses:
   Employee Compensation                                          1,177,623        1,154,174
   Selling, General, and Administrative                             478,244          370,684
   Stock Compensation for Professional Fees                            --             90,000
                                                                -----------      -----------
Total Operating Expenses                                          1,655,867        1,614,858
Operating Profit (Loss)                                            (254,286)         (15,042)
Other Expense:
   Interest Expense - net                                           (56,283)         (79,391)
                                                                -----------      -----------
Net Loss                                                        $  (310,569)     $   (94,433)
                                                                ===========      ===========
Basic and Diluted Net Loss Available to Common
Stockholders per Share                                          $     (0.09)     $     (0.11)
                                                                ===========      ===========
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                                   3,436,209          821,363
                                                                ===========      ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                          Assets                                   As of June 30, 2003
                                                                                   -------------------
                                                                                       (Unaudited)
Current Assets:
   Cash                                                                               $   114,218
   Accounts receivable, net                                                               783,054
   Inventories, net                                                                       901,548
   Prepaid expenses and other current assets                                              106,737
                                                                                      -----------
              Total Current Assets                                                      1,905,557
Property and equipment, net                                                                75,491
Other assets                                                                               73,460
                                                                                      -----------
Total assets                                                                          $ 2,054,508
                                                                                      ===========
                              Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable and accrued liabilities                                           $ 1,852,518
   Accrued payroll and related expenses                                                   157,024
   Line of credit                                                                         496,254
   Current debt                                                                            32,900
   Notes payable to related parties                                                       302,766
                                                                                      -----------
              Total current liabilities                                                 2,841,462
Stockholders' Deficit:
   Series A preferred stock, $0.001 par value; 1 share
      authorized and outstanding                                                             --
   Series B preferred stock, $0.001 par value; 10,000,000 shares authorized
      and no shares issued and outstanding                                                   --
   Common stock, $0.001 par value; 12,500,000 shares authorized,
      3,436,209 shares issued and outstanding                                               3,436
   Additional paid in capital                                                           2,106,034
   Accumulated Deficit                                                                 (2,896,424)
                                                                                      -----------
              Total stockholders' deficit                                                (786,954)
                                                                                      -----------
Total liabilities and stockholders' deficit                                           $ 2,054,508
                                                                                      ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                2003         2002
                                                                             ---------    ---------
Cash flows from operating activities:
   Net Loss                                                                  $(310,569)   $ (94,433)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Interest income on note receivable                                       --        (11,835)
         Depreciation and amortization                                          12,188       41,850
         Amortization of estimated fair market value of
            options issued for professional fees                                  --         90,000
         Interest accrued on subscriptions receivable                             --        (12,201)
         Allowance for doubtful accounts                                          --        (60,000)
            Changes in operating assets and liabilities:
              Accounts receivable                                              347,314      417,675
              Inventories                                                      178,048      261,563
              Prepaid expenses and other current assets                        (83,326)     (11,993)
              Other Assets                                                      32,789      (40,103)
              Accounts payable and accrued liabilities                          85,239     (394,529)
              Accrued payroll and related expenses                             (77,504)      36,608
                                                                             ---------    ---------
              Net cash provided by operating activities                        184,179      222,602
                                                                             ---------    ---------
Cash flows from investing activities:
              Purchases of property and equipment                               (5,679)      (1,647)
              Purchase of certificate of deposit                                  --        (50,000)
                                                                             ---------    ---------
              Net cash used in investing activities                             (5,679)     (51,647)
                                                                             ---------    ---------
Cash flows from financing activities:
              Net borrowings under the line of credit                         (207,823)    (161,327)
              Principal repayments on current debt                             (78,000)     (84,235)
              Principal repayments on notes payable
                to related parties                                             (26,000)        --
                                                                             ---------    ---------
              Net cash provided by (used in) financing activities             (311,823)    (245,562)
                                                                             ---------    ---------
Net decrease in cash                                                          (133,323)     (74,607)
Cash at beginning of period                                                    247,541      177,317
                                                                             ---------    ---------
Cash at end of period                                                        $ 114,218    $ 102,710
                                                                             =========    =========

   See accompanying notes to these condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS

Basis of Presentation
---------------------

         The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in GTDATA's Form 10-KSB filed April 14, 2003. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Principles of Consolidation
---------------------------

         The condensed consolidated financial statements include the accounts of GTDATA, TSLi, and GTDATA Delaware, which are wholly owned subsidiaries of GTDATA. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $935,905, a stockholders' deficit of $786,954, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

         These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock Split
-----------

         Effective February 17, 2003, the Company authorized a 1 for 20 reverse stock split. All references throughout these condensed consolidated financial statements and notes to number of shares, per share amounts, stock options and warrants and market prices of the Company's common stock have been retroactively restated to reflect the reverse stock split.

Concentration Risk
------------------

         During the three-month period ending June 30, 2003, the Company learned that one of its core customers, who accounted for approximately 15% of revenues during the first six months of 2003 and approximately 11% of total revenues in fiscal year 2002, had lost a major contract with one of its primary customers. The impact on GTDATA's revenues will be significant, as the majority of the Company's business with this customer was predicated on the contract that was just lost. As of this filing, the Company is not doing any significant business with this customer, and is unsure if there will be any significant revenue opportunities with this customer in the future.

         In July 2003, the Company learned that it would lose significant portions, if not all, of its current business with two of its other core customers. The loss of this business will have a severe adverse effect on future financial results, and further jeopardizes the Company's ability to continue as a going concern.

Revenue Recognition
-------------------

       The Company records sales when goods are shipped to the customer or upon the completion of the service. In accordance with SFAS 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of estimates of markdowns, price concessions and warranty costs. Such costs are based on management's evaluation of historical experience, current industry trends, and estimated costs.

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

Earnings Per Share
------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (none as of both June 30, 2003 and 2002). Because the Company has incurred a net loss in the three and six month periods ending June 30, 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Employee Stock-Based Compensation
---------------------------------

         At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                            2003                2002
                                                                        -----------         -----------
Net Gain (Loss)
     As reported                                                          $(195,796)          $(201,285)
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards                                                        --                  --
                                                                        -----------         -----------
     Pro forma                                                            $(195,796)          $(201,285)
                                                                        ===========         ===========
Net loss per share:
     As reported
         Basic:                                                              $(0.06)             $(0.24)
         Diluted                                                             $(0.06)             $(0.24)
     Pro forma
         Basic:                                                              $(0.06)             $(0.24)
         Diluted                                                             $(0.06)             $(0.24)

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                             2003                2002
                                                                          ---------           ---------
Net Gain (Loss)
     As reported                                                          $(310,569)          $ (94,433)
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards                                                        --                  --
                                                                          ---------           ---------
     Pro forma                                                            $(310,569)          $ (94,433)
                                                                          =========           =========
Net loss per share:
     As reported
         Basic:                                                           $   (0.09)          $   (0.11)
         Diluted                                                          $   (0.09)          $   (0.11)
     Pro forma
         Basic:                                                           $   (0.09)          $   (0.11)
         Diluted                                                          $   (0.09)          $   (0.11)

Inventories
-----------

         A summary of inventories as of June 30, 2003 follows:
                           Raw Materials                                  $ 189,578
                           Work-in-Process                                  366,756
                           Finished Goods                                   345,214

                                                                          $ 901,548
                                                                          =========

Recent Accounting Standards
---------------------------

         Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were required to be adopted during the period ending June 30, 2003 did not have a significant impact on the Company's condensed consolidated financial statements.

NOTE 2 - SUBSEQUENT EVENTS

         On August 11, 2003, the Company issued 200,000 options to Robert Genesi, the Chairman and CEO of the Company, and an additional 100,000 options to a third party in return for consulting services. The options had an exercise price of $0.20 per share and vest immediately. Both Mr. Genesi and the third party consultant exercised the shares immediately.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

         This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by us and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "factors that may affect our business, operating results and financial condition" in the Company's 10-KSB for the year ended December 31, 2002.

         GTDATA is a Nevada based corporation that operates its wholly-owned subsidiaries, TSLi and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). TSLi specializes in the repair and remarketing of mass storage products such as hard drives, tape drives, tape libraries, CD Roms, and optical drives. TSLi also provides logistics support for its customers through its Vendor Managed Inventory programs that deliver refurbished, working drives to the customer within 24 hours. TSLi's primary customers are the major OEMs, although TSLi also provides its products and services to other, smaller companies.

         The following analysis of the Company's operations refers primarily to those of TSLi, which constitute the majority of the Company's business activities. GTDATA is primarily a holding company, with only one employee and no offices or tangible assets. The structure of the Company is such that all legal and professional fees, including, but not limited to, audits, taxes, legal, and fund-raising fees are allocated to GTDATA, while TSLi records expenses incurred in the normal course of its operations. Expenses incurred by GTDATA are primarily wages and legal and professional fees.

         During the six months ending June 30, 2003, the Company completed cost-cutting measures that included the laying-off of twelve (12) employees, which equates to a 12% workforce reduction, and a mandatory 15% wage reduction for all employees. The cost-cutting measures included the termination of TSLi's President and the hiring of a new Director of Operations. The cost-cutting measures were intended to lower costs and improve the Company's bottom-line results while also increasing both quality and customer satisfaction. At the time of this filing, the Company has further reduced its headcount to 60 employees, which represents a headcount reduction of approximately 39% as compared to the number of employees as of January 1, 2003.

         During the three-month period ending June 30, 2003, the Company learned that one of its core customers, who accounted for approximately 15% of revenues during the first six months of 2003 and approximately 11% of total revenues in fiscal year 2002, had lost a major contract with one of its primary customers. The impact on GTDATA's revenues are not known at this time, but management believes it will have a significant impact on the Company's results of operations and financial position, as the majority of the Company's business with this customer was predicated on the contract that the customer lost. As of this filing, the Company is not doing any significant business with this customer, and is unsure if there will be any significant revenue opportunities with this customer in the future.

         In July 2003, the Company learned that it would lose significant portions, if not all, of its current business with two of its other core customers. The loss of this business will have a severe adverse effect on future financial results and further jeopardizes the Company's ability to continue as a going concern. Please see item 5, "Other Information", for additional information regarding this impending loss of business.

         At the time of this filing, the Company's cash flow has deteriorated to the point that the Company now operates on a week-to-week basis. Payroll, insurance, rent, and utilities are given priority in regard to cash disbursements. Without an immediate cash infusion or a significant positive change in business conditions, the Company will not be able to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002.

Revenue
-------

         Revenue for the three months ending June 30, 2003 was $1,733,241, a decrease of $346,239, or 16.7%, from the $2,079,480 from the same period last year. Repair revenue was $1,418,844 (81.9% of total revenue) for the current period, down $133,016 (8.6%) from the $1,551,860 (74.6% of total revenue) for the same period in fiscal year 2002. Revenue from the Company's resale operations decreased $213,223 (40.4%) for the current period, with revenue from the resale operations totaling $314,397 (18.1% of total revenue) for the current quarter and $527,620 (25.4% of total revenue) for the same period last year.

         During the six months ending June 30, 2003, the Company had revenues of $4,137,051, a decrease of $362,666 (8.1%) from the $4,499,717 for the same period in fiscal year 2002. Repair revenue was $3,057,092, or 73.9% of total revenue for the period, versus $3,421,527 (76.0% of revenue) for the same period last year. Sales revenue was $1,079,959 (26.1% of revenue) for the current period versus $1,078,190 (24.0% of revenue) for the same period last year.

         The Company's lower revenue numbers for the six months ended June 30, 2003 are attributable to weakness in the technology sector and the Company's lack of capital resources. Both the repair and resale operations were primarily effected by sluggish demand, as the volume of units shipped in for repair declined while demand for product from the resale operation was very weak. Resale revenues were also impacted by the loss of business from the above-mentioned customer who recently lost one of its major contracts. In April and May of this year, the Company had two of its worst months ever in terms of revenue from its resale operations, with April generating approximately $72,000 in revenue and May only $52,000. The Company's financial constraints further affected the Company's resale operations as it was unable to purchase inventory that could be marketed and sold.

Gross Profit
------------

         For the three months ending June 30, 2003, gross profit totaled $509,664, or 29.4% of total revenue, compared to $651,054, or 31.3% of total revenue for the same period last year. The decline in gross profit was due primarily to the $346,239 decrease in revenue as compared to the same period last year. Multiplying the current period's 29.4% gross margin by the $346,239 decrease in revenue results in approximately $102,000 of the $141,390 decrease in gross profit. Higher material costs, which increased approximately $28,000 from the year ago period, further impacted gross profit.

         For the six months ending June 30, 2003, gross profit was $1,401,581, or 33.9% of revenue, compared to gross profit of $1,599,816, or 35.6% of revenue, for the same period last year. This represents a decrease of $198,235 (12.4%) from the same period last year, with lower revenues representing approximately $123,000 (assuming constant gross margin) of the decrease and material costs an additional $202,000. These negative factors were partially offset by a reduction in direct labor of approximately $173,000. The higher direct material costs are attributable to: (1) a higher percentage of the total revenue for the current period was from the resale operations, which significantly increases material costs as compared to the repair operations; and
(2) the focus on reducing inventories resulted in some products being sold at a loss.

Operating Expenses
------------------

         During the three months ending June 30, 2003, operating expenses totaled $686,604 (39.6% of revenue), a decrease of $128,945 (15.8%) from the $815,549 (39.2% of revenue) incurred during the same period last year. The decrease in operating expenses was due primarily to: (1) a non-recurring $90,000 charge for options issued for professional services in the year ago period; and
(2) a decrease in employee compensation (as related to the cost-cutting measures discussed in the "overview" above) of approximately $137,000 during the current period as compared to the same period last year. These cost reductions were partially offset by an increase of approximately $98,000 in other operating expenses, such as rent and property taxes, significantly higher insurance costs, particularly Workers Compensation and Directors and Officers insurance, utility costs, and other expenses normally incurred in the course of operations.

         For the six months ending June 30, 2003, operating expenses increased by $41,009, or 2.5%, to $1,655,867 as compared to operating expenses of $1,614,858 in the same period last year. Increases of approximately $24,000 in employee compensation and approximately $108,000 in other operating expenses during the current period were partially offset by the $90,000 non-recurring charge for options issued for professional services in the year ago period. Employee compensation for the current six month period includes a $90,000 charge for liabilities relating to the termination of TSLi's former President.

Loss from Operations
--------------------

         During the three months ending June 30, 2003, the Company's loss from operations was $176,940 as compared to an operating loss of $164,495 for the same three month period in fiscal 2002.

         For the six months ending June 30, 2003, the loss from operations totaled $254,286, while the loss from operations in the same period last was $15,042.

Interest Expense
----------------

         For the three months ending June 30, 2003, net interest expense was $18,856, with total interest expense of $19,858 and interest income of $1,002. In the same quarter last year, net interest expense was $36,790, with total interest expense of $46,968 and interest income of $10,178.

         During the six months ending June 30, 2003, net interest expense totaled $56,283, with total interest expense of $57,311 and interest income of $1,028. Net interest expense in the year ago period was $79,391, with total interest expense of $103,427 and interest income of $24,036.

         Interest expense decreased due to significantly lower debt obligations, as the Company benefited from the debt to equity conversions that took place in the fall of fiscal year 2002.

Assets and Liabilities
----------------------

         At June 30, 2003, the Company had total assets of $2,054,508 compared to total assets of $2,669,165 at December 31, 2002. Cash was $114,218 as of June 30, 2003, down $133,323 from the $247,541 cash on hand as of December 31, 2002. Cash from operations was $184,179, cash used in investing was $5,679, and cash used in financing activities was $311,823.

         Net accounts receivable were $783,054 at June 30, 2003, a decrease of $347,314 (30.7%) from the $1,130,368 at December 31, 2002. The primary reasons for the decrease in net accounts receivable were lower revenues and tighter, more efficient, cash collection procedures and the use of more cash-on-delivery
(COD) terms. Net inventories decreased $178,048 (16.5%), to $901,548, from the $1,079,596 at December 31, 2002. Inventories decreased as the Company focused on selling existing inventory to generate cash. In addition, the Company's lack of working capital prevents it from buying new inventory for its resale operations.

         Net fixed assets totaled $75,491 at June 30, 2003 compared to $82,000 at December 31, 2002. Purchases of fixed assets totaled $5,679 during the current period, while depreciation and amortization totaled $12,188, resulting in a net decrease in fixed assets of $6,509.

         Total liabilities at June 30, 2003 were $2,841,462, a decrease of $304,088 (9.7%) from the $3,145,550 at December 31, 2002. Accounts payable and accrued liabilities were $1,852,518 at June 30, 2003, an increase of $85,239 (4.8%) from the $1,767,279 at December 31, 2002. The increase in accounts payable and accrued liabilities was the result of the $90,000 for liabilities arising from the termination of TSLi's former President. Significant items included in accounts payable and accrued expenses are: (1) accounts payable of $1,064,083, of which approximately $425,000 is for legal and professional fees;
(2) $230,339 of liabilities of TSLi UK, a former subsidiary of TSLi US that was shut down as of year-end 1999; (3) a $150,000 reserve for missing customer owned component inventory; and (4) interest payable of $209,273, of which approximately $134,000 is owed to Robert Genesi, the Company's Chairman and CEO, and Tony Giraudo, a founder of the Company. The remaining balance of $198,823 includes the $90,000 liability for the termination of TSLi's former President, a $67,000 liability for fines imposed on the Company by the US Department of Labor relating to the Company's 401K plan, a $40,000 warranty reserve, and normal expenses incurred during the course of operations.

         Accrued payroll totaled $157,024 at June 30, 2003, compared to $234,528 at December 31, 2002. Accrued payroll decreased due to the payment of accrued vacation and sick time to the employees who were layed-off as part of the Company's restructuring. At June 30, 2003, all of the accrued wages were attributable to TSLi and consisted of accrued vacation and sick pay as well as normal month-end wage accruals.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2003, the Company had negative working capital of $935,905 as compared to negative working capital of $664,634 as of December 31, 2002. Cash on hand and net accounts receivable were $114,218 and $783,054, respectively, as of June 30, 2003. Fixed assets, net of depreciation, were $75,491.

         The accounts receivable are considered by management to have a high probability of collection, as a majority of the receivables are from large OEMs. Inventories consist primarily of hard drives and tapes drives and are very marketable, although by nature their value tends to decrease over time as newer, more advanced products are brought to market. As a result, the Company carries an inventory reserve of approximately $330,000 to help minimize inventory obsolescence. Fixed assets consist primarily of computers, office furniture and equipment, software, and test equipment.

         During the six month period ended June 30, 2003, the Company generated $184,179 from operations, as compared to cash provided by operations of $222,602 in the same period last year. Cash used in investing activities was $5,679 versus $51,647 for the same period in fiscal 2002. Cash used in financing activities was $311,823 during the current period as compared to cash used of $245,562 in the same period last year. Net cash used during the first six months of fiscal 2003 was $133,323 while net cash used in the same period last year totaled $74,607. The Company generated $347,314 in cash from accounts receivable, $178,048 from inventory reductions, $85,239 by delaying payments to vendors, and $32,789 by a reduction in other assets. Cash generated by these activities was partially offset by debt payments of $207,823 on the Company's credit line, $104,000 of debt payments on other borrowings, $83,326 for prepaid assets, $77,504 in the reduction of accrued payroll and related expenses (the majority of this was related to the above mentioned headcount reductions), and $5,679 for capital equipment purchases.

         The Company expects its operations to continue using net cash through at least the remainder of fiscal year 2003 as it continues to cope with both its net losses and working capital shortfall. The Company had negative working capital of $935,905 at June 30, 2003, an increase of $271,271 from the $664,634 of negative working capital as of December 31, 2002. The Company's liquidity and capital resources will be further strained by the significant loss of business from three of its primary customers as disclosed in this filing. The Company's cash flow has deteriorated to the point that the Company now operates on a week-to-week basis. Payroll, insurance, rent, and utilities are given priority in regard to cash disbursements. Without an immediate cash infusion or a significant positive change in business conditions, the Company will not be able to continue as a going concern. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

Inflation
---------

         Management believes that inflation has not had a material effect on the Company's results of operations.

CRITICAL ACCOUNTING POLICIES

       The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions, and estimates that affect the amounts reported in the Company's condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our condensed consolidated balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgements, assumptions, and estimates used in the preparation of the financial statements:

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

Going Concern
-------------

         The Company's independent certified public accountants have stated in their reports included in the Company's Form 10-KSB dated April 14, 2003 that the Company has negative working capital, the lack of a profitable operational history, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Contingencies
-------------

         We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent and our stock would become illiquid or worthless.

       As of June 30, 2003, our cash balance was approximately $114,218, our outstanding accounts payable and accrued expenses totaled $2,009,542, our line of credit totaled approximately $496,254, and our short-term debt totaled $335,666. If we do not receive sufficient financing we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations, or financial condition. These measures could have a material adverse affect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Nevada corporation is operating in the vicinity of insolvency, the Nevada courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

       We have a history of losses, may never generate positive cash flow from future operations, and may have to further reduce our costs by curtailing future operations.

ITEM 3.  CONTROLS AND PROCEDURES.

         Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c). Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2003 or in other factors that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. Based on the most recent evaluation as of June 30, 2003, the CEO and CFO have concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information and such officers have identified no material weaknesses in internal control over financial reporting.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company may, from time to time, be involved in various claims, lawsuits or disputes with third parties, actions including discrimination or breach of contract or actions incidental to the operations of its business.

         On January 23, 2003, the Company received a letter from the attorney representing TSLi's former President, who was terminated on January 13, 2003, threatening legal action if a severance agreement could not be negotiated by February 10, 2003. The Company originally attempted to negotiate a settlement, but has since decided not to pursue a settlement. On March 31, 2003, the Company received a Notice of Claim and Conference from the Labor Commissioner of the State of California regarding a claim for unpaid commissions totaling $20,000. On May 27, 2003, a hearing was held at the offices of the Labor Commissioner of the State of California, at which time the Labor Commissioner dismissed the complaint against the Company. Since the meeting on May 27, 2003, the Company has had additional talks with the attorney representing the former President of TSLi in regard to a potential severance agreement. At the time of this filing no agreement has been reached.

         The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

         None during the period ending June 30, 2003. See "Note 2 - Subsequent Events" for details regarding options granted on August 11, 2003.

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

         On June 23, 2003, the Company held its annual shareholder meeting, at which time the Company's Board of Directors, which included Robert Genesi, John Genesi, and Mark Brennan, were nominated for re-election by the Company's shareholders and its audit firm, Squar Milner, was selected for re-appointment as the Company's auditors. Approximately 88% of the 3,436,209 outstanding shares were voted, with both Robert Genesi and John Genesi being re-elected as board members with 91% of the votes being cast in their favor, while Mark Brennan was not re-elected to the board. The Company's outside auditors, Squar Milner, were also re-appointed as 91% of the voting shares were cast in their favor.

ITEM 5.  OTHER INFORMATION.

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

       In July 2003, the Company learned that its largest customer, who accounted for approximately 34% of revenues in the six months ending June 30, 2003 and approximately 31% of total revenues in fiscal year 2002, had awarded the majority of the Company's business with this customer to another firm. Based on a preliminary analysis of the business that the Company will retain, the Company estimates that approximately 80% of its prior business with this customer has been lost. The loss of this business will have a severe adverse effect on the Company's financial results during the second half of fiscal year 2003.

       In July 2003, the Company also learned that another of its core customers, who accounted for approximately 13.4% of revenues in the six months ending July 30, 2003 and approximately 11.5% of total revenues in fiscal year 2002, had decided to repair their own products. This customer has indicated to the Company's management that they intend to transition all of their repair needs to their own facility by the end of September 2003. This customer has already begun the transition process, and the loss of this repair business will have a significant adverse effect on the Company's future financial results.

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

         31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         32.1 Certification of Robert Genesi, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

         32.2 Certification of John Genesi, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

  (b) Reports on Form 8-K

      None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GTDATA CORPORATION

Date:  August 21, 2003                         /s/ Robert Genesi
                                               ------------------
                                               Robert Genesi, President and
                                               Chief Executive Officer

Date:  August 21, 2003                         /s/ John Genesi
                                               ------------------
                                               John Genesi, Chief
                                               Financial Officer