Form 10QSB
period 2003-09-30
GT DATA CORP
filed 2003-11-19
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of November 14, 2003 was: 3,736,209.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

      GTDATA Corporation and Subsidiaries

         Condensed Consolidated Balance Sheet

  Assets                                                         September 30,
                                                                     2003
                                                                 -----------
                                                                  (Unaudited)
Current assets:
   Cash                                                          $    22,892
                                                                 -----------
            Total current assets                                      22,892
Receivable due from TSLi                                             406,114
                                                                 -----------
Total assets                                                     $   429,006
                                                                 ===========
   Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued liabilities                      $   470,093
   Interest payable                                                  154,868
   Notes payable to related parties                                  242,766
   Net liabilities of discontinued operations                        920,380
                                                                 -----------
            Total current liabilities                              1,788,107
Stockholders' deficit:
   Common stock, $0.001 par value; 12,500,000 shares authorized,
      3,736,209 shares issued and outstanding                          3,736
   Additional paid in capital                                      2,180,733
   Accumulated deficit                                            (3,543,570)
                                                                 -----------
            Total stockholders' deficit                           (1,359,101)
                                                                 -----------
Total liabilities and stockholders' deficit                      $   429,006
                                                                 ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statement of Operations
             For the Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                             2003           2002
                                                                                         -----------    -----------
Net sales                                                                                $        --    $        --
Cost of sales                                                                                     --             --
                                                                                         -----------    -----------
Gross profit                                                                                      --             --
Operating expenses:
   Employee compensation                                                                      27,625         45,000
   Selling, general, and administrative                                                       40,812        118,841
   Stock compensation for professional fees                                                   15,000             --
                                                                                         -----------    -----------
Total operating expenses                                                                      83,437        163,841
Operating loss from continuing operations                                                    (83,437)      (163,841)
Other expense:
   Interest expense - net                                                                     (9,826)       (32,652)
                                                                                         -----------    -----------
Loss from continuing operations before provision for income taxes                            (93,263)      (196,493)
Provision for income taxes                                                                        --             --
                                                                                         -----------    -----------
Loss from continuing operations                                                              (93,263)      (196,493)
Income (Loss) from operations of discontinued TSLi, net of tax benefit of zero              (553,889)       189,922
                                                                                         -----------    -----------
Net loss                                                                                 $  (647,152)   $    (6,571)
                                                                                         ===========    ===========
Basic and Diluted Net Loss Available to Common
Stockholders per Share:
              Loss from continuing operations                                            $     (0.03)   $     (0.19)
              Profit (Loss) from discontinued operations                                 $     (0.15)   $      0.18
                                                                                         -----------    -----------
              Net Loss                                                                   $     (0.18)   $     (0.01)
                                                                                         ===========    ===========
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                                                            3,636,209      1,060,740
                                                                                         ===========    ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statement of Operations
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                     2003           2002
                                                                                 -----------    -----------
Net sales                                                                        $        --    $        --
Cost of sales                                                                             --             --
                                                                                 -----------    -----------
Gross profit                                                                              --             --
Operating Expenses:
   Employee Compensation                                                              88,559        135,000
   Selling, General, and Administrative                                              198,333        311,888
   Stock Compensation for Professional Fees                                           15,000         90,000
                                                                                 -----------    -----------
Total Operating Expenses                                                             301,892        536,888
Operating loss from continuing operations                                           (301,892)      (536,888)
Other Expense:
   Interest Expense - net                                                            (22,386)       (69,507)
                                                                                 -----------    -----------
Loss from continuing operations before provision for income taxes                   (324,278)      (606,395)
Provision for income taxes                                                                --             --
                                                                                 -----------    -----------
Loss from continuing operations                                                     (324,278)      (606,395)
Income (Loss) from operations of discontinued TSLi, net of tax benefit of zero      (633,443)       505,392
                                                                                 -----------    -----------
Net loss                                                                         $  (957,721)   $  (101,003)
                                                                                 ===========    ===========
Basic and Diluted Net Loss Available to Common
Stockholders per Share
              Loss from continuing operations                                    $     (0.09)   $     (0.67)
              Profit (Loss) from discontinued operations                         $     (0.18)   $      0.56
                                                                                 -----------    -----------
              Net Loss                                                           $     (0.27)   $     (0.11)
                                                                                 ===========    ===========
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                                                    3,502,876        902,033
                                                                                 ===========    ===========

   See accompanying notes to these condensed consolidated financial statements

                       GTDATA Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                           2003         2002
                                                                                        ---------    ---------
Cash flows from operating activities:
   Net Loss                                                                             $(957,721)   $(101,003)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Interest income on note receivable                                                    --      (15,309)
         Amortization of estimated fair market value of options issued for
            professional fees                                                              15,000       90,000
            Changes in operating assets and liabilities:
              Intercompany receivable due from TSLi                                       106,774      343,146
              Accounts payable and accrued liabilities                                     76,712      206,092
              Accrued payroll and related expenses                                             --       32,676
              Interest Payable                                                             18,574       39,571
              Change in net liabilities of discontinued operations                        633,445     (502,273)
                                                                                        ---------    ---------
              Net Cash provided by (used in) operating activities                        (107,216)      92,900
                                                                                        ---------    ---------
Cash flows from financing activities:
              Proceeds from the issuance of Common Stock, net of commissions paid          60,000           --
              Legal and professional fees related to the Private Placement Memorandum          --      (95,183)
              Proceeds from related party borrowing                                        20,000           --
              Principal repayments on long-term debt                                           --      (62,135)
                                                                                        ---------    ---------
              Net cash provided by (used in) financing activities                          80,000     (157,318)
                                                                                        ---------    ---------
Net decrease in cash                                                                      (27,216)     (64,418)
Cash at beginning of period                                                                50,108       73,140
                                                                                        ---------    ---------
Cash at end of period                                                                   $  22,892    $   8,722
                                                                                        =========    =========
Supplemental  disclosure of cash flow information: Cash paid during the period for:
                          Interest                                                      $   3,845    $  39,331
                                                                                        =========    =========
                          Taxes                                                         $      --    $      --
                                                                                        =========    =========

        See accompanying notes to these condensed consolidated financial statements for additional information relating to non-cash investing and financing activities during the period ended September 30, 2003 and 2002.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS

BASIS OF PRESENTATION

         The management of GTDATA Corporation ("GTDATA" or the "Company"), and its wholly owned subsidiaries, Technical Services & Logistics Inc. ("TSLi) and GTDATA Delaware, without audit, has prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in GTDATA's Form 10-KSB filed April 14, 2003. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of GTDATA for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

GOING CONCERN

         The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuing operations (see note 2 - Discontinued Operations of TSLi) have negative working capital of $1,765,215, a stockholders' deficit of $1,359,101, and a lack of operational history, among others, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to increase earnings from additional revenue services and other cost-cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive results.

         These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATION RISK

         During the nine-month period ending September 30, 2003, the Company's operating entity, TSLi, lost two customers that accounted for approximately 23% of fiscal year 2002 revenues. In addition, TSLi lost a significant portion of its business with its largest customer, who accounted for approximately 31% of fiscal year 2002 revenues. The loss of these customers has had a significant adverse affect on the Company's revenues and operating results and has seriously jeopardized the Company's ability to continue as a going concern.

         As a result of the significant customer and revenue losses at TSLi, the Company's Board of Directors voted on November 17, 2003 to liquidate TSLi through a General Assignment for the benefit of TSLi's creditors (see note 2 - Discontinued Operations of TSLi).

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

EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (none as of September 30, 2003 and 2002). Because the Company has incurred a net loss in the three and nine month periods ending September 30, 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

EMPLOYEE STOCK-BASED COMPENSATION

         At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                       For the Three Months
                                                                       Ended September 30,
                                                                           2003           2002
                                                                       -----------    -----------
Net loss as reported                                                   $  (647,152)   $    (6,571)
         Deduct: Total stock-based employee compensation
           expense determined under fair value based method
           for all awards                                                       --             --
                                                                       -----------    -----------
         Pro forma                                                     $  (647,152)   $    (6,571)
                                                                       ===========    ===========
    Net loss per share:
         As reported
             Basic and Diluted:
                 Loss from continuing operations                       $     (0.03)   $     (0.19)
                 Income (Loss) from discontinued operations            $     (0.15)   $      0.18
                 Net Loss                                              $     (0.18)   $     (0.01)
         Pro forma
             Basic and Diluted:
                 Loss from continuing operations                       $     (0.03)   $     (0.19)
                 Income (Loss) from discontinued operations            $     (0.15)   $      0.18
                 Net Loss                                              $     (0.18)   $     (0.01)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                           2003           2002
                                                                       -----------    -----------
         Net loss as reported                                          $  (957,721)   $  (101,003)
           Deduct: Total stock-based employee compensation
             expense determined under fair value based method
             for all awards                                                     --             --
                                                                       -----------    -----------
         Pro forma                                                     $  (957,721)   $  (101,003)
                                                                       ===========    ===========
    Net loss per share:
         As reported
             Basic and Diluted:
                 Loss from continuing operations                       $     (0.09)   $     (0.67)
                 Income (Loss) from discontinued operations            $     (0.18)   $      0.56
                 Net Loss                                              $     (0.27)   $     (0.11)
         Pro forma
             Basic and Diluted:
                 Loss from continuing operations                       $     (0.09)   $     (0.67)
                 Income (Loss) from discontinued operations            $     (0.18)   $      0.56
                 Net Loss                                              $     (0.27)   $     (0.11)

RECENT ACCOUNTING STANDARDS

         Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were required to be adopted during the period ending September 30, 2003 did not have a significant impact on the Company's condensed financial statements.

NOTE 2 - DISCONTINUED OPERATIONS OF TSLI

         On November 17, 2003, the Company's Board of Directors voted unanimously to liquidate TSLi through a General Assignment benefiting the creditors of TSLi. The Company's Chairman and CEO has negotiated a preliminary General Assignment Agreement ("the agreement") that will assign all the assets and liabilities of TSLi to the C.F. Boham Company, Inc., d.b.a. the Hamer Group, of Los Angeles, California. The assignment is essentially a liquidation of TSLi that will be overseen by the Hamer Group, who will act as trustee of TSLi's affairs during the liquidation process. GTDATA's Board of Directors is hopeful that a formal, signed agreement with the Hamer Group will be completed in the near future.

         Pursuant to the terms of the preliminary agreement, GTDATA agrees to immediately assign all of TSLi's assets and liabilities, and forward all books and records relating to TSLi, to the Hamer Group. The assignment constitutes a grant deed to all real property owned by TSLi and effectively transfers title of TSLi's real property to the Hamer Group. In addition, the preliminary agreement transfers legal title and possession of all assets and liabilities of TSLi to the Hamer Group and also gives the Hamer Group sole authority, and responsibility, to sell the assets of TSLi and distribute any available funds to the creditors of TSLi. In effect, the preliminary agreement gives total and complete control of TSLi to the Hamer Group so they can oversee the liquidation process.

         The preliminary agreement also states that the Hamer Group shall pay itself, from the gross proceeds of sales, collections, operations, and any and all other sources, a minimum of thirty thousand dollars ($30,000) plus reasonable administrative expenses. The preliminary agreement also states that the Hamer Group is entitled to pay its agents, and any other professionals and individuals employed on its behalf, for any and all services and expenses incurred during the liquidation of TSLi. In addition, the Hamer Group is entitled to a 15% fee on gross recoveries from collections on preferences or lawsuits and a reasonable fee, including expenses, for the collection thereof. In the event that an involuntary proceeding is filed, the Hamer Group may pay its counsel, or other professionals, out of liquidated recoveries of TSLi's estate. Per the preliminary agreement, all aforementioned amounts are to be determined at the sole, but reasonable, discretion of the Hamer Group, and judgement shall include but not be limited to monthly administrative charges.

         Summarized below are the unaudited operating results of TSLi for the three and nine month periods ending September 30, 2003 and 2002:

                             Three months ending September 30,
                                   2003           2002
                               -----------    -----------
Net Sales                      $ 1,526,562    $ 2,364,524
Cost of Sales                    1,581,353      1,604,475
                               -----------    -----------
   Gross Profit (Loss)             (54,791)       760,049
Operating Expenses                 532,683        547,470
                               -----------    -----------
Operating Profit (Loss)           (587,474)       212,579
Other Income (Expense):
    Other Income                    50,000             --
    Interest Expense - net         (16,415)       (22,657)
                               -----------    -----------
Total Other Income (Expense)        33,585        (22,657)
                               -----------    -----------
Net Profit (Loss)              $  (553,889)   $   189,922
                               ===========    ===========


                             Nine months ending September 30,
                                   2003           2002
                               -----------    -----------
Net Sales                      $ 5,663,613    $ 6,864,241
Cost of Sales                    4,316,823      4,504,376
                               -----------    -----------
   Gross Profit                  1,346,790      2,359,865
Operating Expenses               1,970,095      1,789,281
                               -----------    -----------
Operating Profit (Loss)           (623,305)       570,584
Other Income (Expense):
    Other Income                    50,000
    Interest Expense - net         (60,138)       (65,192)
                               -----------    -----------
Total Other Income (Expense)       (10,138)       (65,192)
                               -----------    -----------
Net Profit (Loss)              $  (633,443)   $   505,392
                               ===========    ===========

         The following is a summary of the assets and liabilities of TSLi as of September 30, 2003:

                                     SEPTEMBER 30, 2003
                                         (Unaudited)
                              Assets
         Current Assets:
   Cash                                  $   71,470
   Accounts receivable, net                 691,863
   Inventories                              233,344
                                         ----------
Total Current Assets                      1,040,267
Property and Equipment, net                  65,077
Deposits                                     73,460
                                         ----------
Total Assets                             $1,178,804
                                         ==========

                           Liabilities

Current Liabilities:
   Accounts payable                      $  604,673
   Accrued expenses                         106,991
   Accrued wages                            134,938
   TSLi UK liabilities                      230,339
   Liability to customer                     75,000
   Payable to GTDATA                        406,114
   Line of credit                           434,045
   Term note                                 10,000
   Notes payable - related parties           57,000
   Warranty reserve                          40,084
                                         ----------
Total current liabilities                 2,099,184

Net Liabilities of TSLi                  $  920,380
                                         ==========

INVENTORIES

        A summary of TSLi's inventories as of September 30, 2003 follows:

                 Raw Materials      $   36,027
                 Work-in-Process        76,745
                 Finished Goods        120,572
                                    ----------
                    Net Inventory   $  233,344
                                    ==========

NOTE 3 - INCREASED INVENTORY RESERVE

         During the three month period ending September 30, 2003, TSLi increased its inventory reserve by $570,450, from $330,000 at June 30, 2003 to $900,450 as of September 30, 2003. The increase in the inventory reserve resulted in TSLi taking a $570,450 charge to cost of sales in the current period.

         The increase in the inventory reserve was based on an analysis of TSLi's inventory to determine its estimated net realizable value. The analysis resulted in TSLi writing-off a portion of its inventory as obsolete while also writing down its remaining inventory to more accurately reflect its estimated net realizable value.

NOTE 4 - STOCK OPTIONS ISSUED

         On August 11, 2003, the Company granted options to purchase 200,000 shares of the Company's common stock to Robert Genesi, and granted options to a third party to purchase 100,000 shares of the Company's common stock for consulting services. The options had an exercise price of $0.20 per share and vested immediately. Both Mr. Genesi and the third party consultant exercised the shares immediately.

        The above option transaction for the third party consultant was measured on the grant date using the variable method of accounting as required by SFAS No. 123. As a result, the Company recognized total compensation expense, in relation to the issuance of the 100,000 options, of approximately $15,000 during the period ending September 30, 2003.

NOTE 5 - DEFAULT UPON SENIOR SECURITIES

         On September 30, 2003, the Company was notified by its lender that TSLi was in default of its Accounts Receivable Security Agreement dated November 15, 2001. As a result of the default, TSLi's lender has increased the interest rate on the revolving line of credit to fourteen (14) percent and has reduced TSLi's advance rate by two (2) percent per week. As of this filing TSLi's advance rate has been reduced from seventy-five (75) percent to sixty-five (65) percent, resulting in a significant adverse affect on TSLi's cash flow and its ability to continue as a going concern.

         The Company was also notified by TSLi's lender that the Accounts Receivable Security Agreement with TSLi will not be renewed when it expires on November 15, 2003. The loss of TSLi's revolving line of credit will have a significant adverse effect on TSLi's ability to continue as a going concern and may result in TSLi being liquidated should the Company be unable to find a buyer for TSLi's operations.

NOTE 6 - SUBSEQUENT EVENTS

         On November 1, 2003, TSLi was not able to make its monthly rent payment of approximately $33,000 that was due on the lease of its Simi Valley, California headquarters. On November 5, 2003, TSLi's landlord served notice that he was beginning eviction proceedings. At the time of this filing TSLi has not made the rent payment that was due on November 1, 2003, and does not anticipate being able to make the payment in the near future. The lease on TSLi's headquarters is the obligation of TSLi and is not guaranteed by GTDATA.

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

         GTDATA is a Nevada based corporation that operates its wholly-owned subsidiaries, TSLi and GTDATA Delaware (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, GTDATA's Board of Directors voted unanimously to sign a General Assignment Agreement with the Hamer Group (see note 2 - Discontinued Operations of TSLi) that will effectively result in the liquidation of TSLi. The decision by GTDATA's Board of Directors was based primarily on the significant deterioration of both TSLi's customer base and its financial condition. Also factoring into the board's decision was the fact that the Company received notice that TSLi's revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi's credit line, coupled with the significant deterioration in TSLi's customer base, rendered TSLi's chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of GTDATA voted unanimously to liquidate TSLi.

         The liquidation of TSLi leaves GTDATA Corporation with one wholly-owned subsidiary, GTDATA Delaware, which, as stated above, is merely a legal entity with no assets, liabilities, or operations of any kind. The decision to liquidate TSLi provides the Company's Board of Directors with the opportunity to restructure GTDATA's debts so that GTDATA may continue as a going concern. However, there can be no assurances that GTDATA's Board of Directors will be successful in their attempts to restructure GTDATA's debts, and as such, there can be no assurances that GTDATA will be able to continue as a going concern.

         GTDATA's plan of operation going forward is to attempt to get its creditors to convert the debts owed to them into the Company's common stock. At the time of this filing, none of GTDATA's creditors have in fact converted any of their debts into the Company's common stock. Assuming the Company is successful in getting its creditors to convert their debts into stock, the Company's plan is to seek outside investment, either in the form of equity or debt or a combination of the two, and begin acquiring companies that will operate as subsidiaries of GTDATA Corporation. The goal of GTDATA's management is to save the publicly traded GTDATA Corporation and build it into a profitable business through strategic acquisitions. At the time of this filing, the Company has not identified any companies as potential acquisitions.

         Currently, GTDATA does not have any employees drawing a salary nor does it have any products or services to offer for sale or to use to generate revenues. The Company is not currently performing any market or product research as the Company has no products or services to market. The only expenses currently being incurred by the Company are legal and professional fees. At the time of this filing the Company has approximately $9,000 in cash, and management hopes to preserve what little cash it has by using the Company's common stock to satisfy its liabilities.

         During the three months ending September 30, 2003, GTDATA's continuing operations had no revenues or cost of sales. The Company's continuing operations had operating expenses totaling $83,437 for the current period as compared to $163,841 for the same period last year. The $83,437 of operating expenses consisted of $38,094 in salaries and related expenses, $39,797 in legal and professional fees, and $5,546 in other general expenses. During the same three-month period in fiscal year 2002, salaries and related expenses totaled $68,608, legal and professional fees totaled $91,663, and other general expenses totaled $3,570.

         For the nine-month period ending September 30, 2003, the Company's continuing operations had total expenses of $301,892, consisting of $139,376 in salaries and related expenses, $142,291 in legal and professional fees, and $20,225 in other general expenses. During the same nine-month period of fiscal year 2002, total expenses from continuing operations were $536,888, with $206,702 in salaries and related expenses, $320,610 in legal and professional fees, and $9,576 in other general expenses.

         Net interest expense for the Company's continuing operations totaled $9,826 for the current three-month period and $22,386 for the nine months ending September 30, 2003. During the same periods of fiscal year 2002, net interest expense was $32,652 and $69,507, respectively. The loss from continuing operations totaled $93,263 for the current period and $324,278 for the nine months ending September 30, 2003. During the same periods last year, the loss from continuing operations was $196,493 and $606,395, respectively.

ASSETS AND LIABILITIES

         At September 30, 2003, the Company's continuing operations had total assets of $429,006 compared to total assets of $562,996 at December 31, 2002. Cash was $22,892 as of September 30, 2003, down $27,216 from the $50,108 cash on hand as of December 31, 2002. The Company's continuing operations has only one other asset, a receivable due from TSLi that totaled $406,114 as of September 30, 2003, which represents a decrease of $106,774 from the $512,888 that was due from TSLi as of December 31, 2002. There can be no assurances that the Company will ever receive any of the monies owed to it by TSLi.

         Total liabilities for the Company's continuing operations were $1,788,107 as of September 30, 2003, and increase of $748,731 from the $1,039,376 as of December 31, 2002. Accounts payable and accrued expenses were $470,093 as of September 30, 2003, with accounts payable of $416,638 and accrued expenses of $53,455. The accounts payable consisted of $392,741 for legal and professional fees and $23,897 for general expenses incurred during the course of normal operations. The accrued liabilities consisted of $22,178 for legal and professional fees, $5,625 for business taxes, and $25,652 in expenses owed to related parties.

         Interest payable as of September 30, 2003 totaled $154,868, of which $71,364 is owed to the Chairman and CEO of GTDATA, $69,891 is owed to a founder of GTDATA, $5,276 is owed to a related party, and the remaining $8,337 is other interest owed. Notes payable to related parties totaled $242,766 as of September 30, 2003, with $40,000 owed to the Company's

Chairman and CEO, $182,766 owed to a founder, and the remaining $20,000 owed to a corporation controlled by GTDATA's Chairman and CEO. The net liabilities of discontinued operations totaled $920,380 as of September 30, 2003 as compared to $286,935 as of December 31, 2002 (see note 2 - Discontinued Operations of TSLi).

LIQUIDITY, CAPITAL RESOURCES, AND CONTINGENCIES

       The Company currently has a number of obligations that its unable to meet without generating revenues or raising additional capital. If the Company cannot generate revenues or raise additional capital in the near future, the Company may become insolvent and its stock would become illiquid or worthless.

       As of September 30, 2003, the Company's continuing operations had a cash balance of approximately $22,892, outstanding accounts payable and accrued expenses totaling $624,961, and short-term debt totaling $242,766. If the Company does not receive sufficient financing it may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to its business, operations, or financial condition. These measures could have a material adverse affect on the Company's ability to continue as a going concern. Additionally, because of the Company's financial condition, its Board of Directors has a duty to the Company's creditors that may conflict with the interests of its stockholders. When a Nevada corporation is operating in the vicinity of insolvency, the Nevada courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If the Company cannot obtain additional capital and becomes unable to pay its debts as they become due, the Company's Board of Directors may be required to make decisions that favor the interests of creditors at the expense of its stockholders to fulfill its fiduciary duty. For instance, the Company may be required to preserve its assets to maximize the repayment of debts versus employing the assets to further grow its business and increase shareholder value.

       The Company has a history of losses, may never generate positive cash flow from future operations, and may have to further reduce its costs by curtailing future operations.

       At September 30, 2003, the Company's continuing operations had negative working capital of $1,765,215 and a stockholders' deficit of $1,359,101. The Company's continuing operations have no revenues, no products or services to sell to generate revenues, and no tangible assets to sell to generate cash to pay its liabilities. In the short-term, the Company's continuing operations will have no recurring expenses other than legal and professional fees that will be incurred while the Company attempts to restructure its debts, secure additional financing, and remain in compliance with its SEC filings.

         The Company expects its continuing operations to continue using net cash through at least the remainder of fiscal year 2003 as it continues to cope with both its net losses and working capital shortfall. With no current means to generate revenues and no tangible assets to sell to generate cash, the Company must secure additional funding if it is to continue as a going concern. The Company's short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional financing.

Without an immediate cash infusion the Company will not be able to continue as a going concern. There can be no assurances that the Company will be able to (1) convince current and future creditors to accept its common stock in lieu of cash, and (2) consummate debt or equity financings in a timely manner, on a basis favorable to the Company, or at all.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On August 26, 2003, the Company received a complaint from the Labor Commissioner of the State of California regarding a claim made by a former employee of TSLi who was laid off on May 1, 2003. The former employee is claiming that he is owed approximately $10,000 for earned overtime. The Company had a preliminary hearing with the Labor Commissioner's office on September 10, 2003, and the matter was forwarded to the Labor Commissioner for a formal hearing on December 10, 2003.

         On September 25, 2003, the Company received a summons stating that Donald Bradley, a former employee of TSLi who had been laid off in August 2001, was filing suit against the Company in Superior Court of California, Simi Valley, East County Division. The lawsuit contends that the employee was wrongfully terminated on the grounds of racial discrimination. The lawsuit seeks damages of $1,400,000. The Company's legal counsel is currently handling the matter.

         On October 16, 2003, the Company received notice that a former employee of TSLi, who claims to have fallen down stairs while working at TSLi, has filed a complaint before the Workers Compensation Appeals Board for the State of California accusing TSLi of serious and willful misconduct. The complaint does not specify damages and is currently being handled by the Company's legal counsel.

ITEM 2.  CHANGES IN SECURITIES.

         There were no unregistered shares issued during the period ending September 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On September 30, 2003, the Company was notified by its lender that TSLi was in default of its Accounts Receivable Security Agreement dated November 15, 2001. As a result of the default, TSLi's lender has increased the interest rate on the revolving line of credit to fourteen (14) percent and has reduced TSLi's advance rate by two (2) percent per week. As of this filing TSLi's advance rate has been reduced from seventy-five (75) percent to sixty-five (65) percent, resulting in a significant adverse affect on TSLi's cash flow and its ability to continue as a going concern.

         The Company was also notified by TSLi's lender that the Accounts Receivable Security Agreement with TSLi will not be renewed when it expires on November 15, 2003. The loss of TSLi's revolving line of credit will have a significant adverse effect on TSLi's ability to continue as a going concern and may result in TSLi being liquidated should the Company be unable to find a buyer for TSLi's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None during the period ending September 30, 2003.

ITEM 5.  OTHER INFORMATION.

       On February 28, 2003, Jerry DeCiccio resigned from the Company's Board of Directors and Audit Committee. Mr. DeCiccio was originally nominated to the Company's Board of Directors and Audit Committee in December 2002. At the time of his resignation, Mr. DeCiccio did not own, nor have options to purchase, any shares of the Company's common stock. At the time of his resignation, Mr. DeCiccio was owed $8,000 by the Company, which, as of this filing, $7,000 remains unpaid. On October 27, 2003, Mr. DeCiccio won a judgement against the Company in Small Claims Court for $5,000.

       In September 2003, the Company appointed Ken Raina and Don Hwang as members of the Company's Board of Directors. Mr. Hwang currently owns 25,000 shares of the Company's common stock and has not been granted any options. Mr. Raina currently owns 126,000 shares of the Company's common stock and has not been granted any options.

       On October 22, 2003, John Genesi resigned as both a member of the Company's Board of Directors and as its Chief Financial Officer. Mr. Genesi continues to serve as the President and Chief Financial Officer of TSLi.

       The Company's Board of Directors has decided, given TSLi's deteriorating financial condition, that its in the best interests of the Company to liquidate TSLi's operations (see Note 2 - Discontinued Operations of TSLi), thereby allowing GTDATA to continue forward in a different direction (see Management's Discussion and Analysis of Continuing Operations). The Company does not expect to reap any financial benefit from the liquidation of TSLi's operations

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                                      GTDATA CORPORATION

Date:  November 19, 2003                              /S/ ROBERT GENESI
                                                      ------------------
                                                      Robert Genesi, President,
                                                      Chief Executive Officer,
                                                      Chief Financial Officer