Form 10KSB
period 2003-12-31
GT DATA CORP
filed 2004-05-14
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2003
                                       -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  033-05844-NY
                        -----------

                               GTDATA CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


     NEVADA                                                87-0443026
----------------                                           ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

7045  WILD  WAVE  DRIVE
LAS  VEGAS,  NEVADA                              89131
-------------------                              -----
(Address  of  principal executive offices)    (Zip Code)

Registrant's  telephone  number,  including  area  code:     (702)  839-0724
                                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:  none

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Revenues  for  the  fiscal  year  ending  December  31,  2003  were  $  0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of May 11, 2004 $ 177,525.

The number of shares of the issuer's Common Stock outstanding as of May 12, 2004 is 8,052,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                TABLE  OF  CONTENTS

                                     PART I

Item  1.  Description  of  Business                             3

Item  2.  Description  of  Property                             6

Item  3.  Legal  Proceedings                                    7

Item  4.  Submission  of  Matters  to  a  Vote  of
          Security  Holders                                     7

                                    PART II.

Item  5.  Market  for  Common  Equity  and  Related
          Stockholder  Matters                                  7

Item  6.  Plan  of  Operations                                  8

Item  7.  Financial  statements                                 9

Item  8.  Changes  in  and  Disagreements  with
          Accountants  on  Accounting and  Financial
          Disclosure                                           10

Item  8A.  Controls  and  Procedures                           11

                                    PART III

Item  9.  Directors,  Executive  Officers,  Promoters
          and  Control  Persons;  Compliance  with
          Section  16  (a)  of  the  Exchange  Act             12

Item  10.  Executive  Compensation                             13

Item  11.  Security  Ownership  of  Certain
           Beneficial Owners and Management                    13

Item  12.  Certain  Relationships  and  Related  Transactions  14

Item  13.  Exhibits  and  Reports  on  Form  8-K               14

Item  14.  Principal  Accountant  Fees  and  Services          14

INTRODUCTORY  NOTE

       This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results, and business prospects may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competition, inadequate capital, unexpected costs, the possible acquisition of new businesses that result in operating losses or the fluctuation and volatility of the Company's financial condition and stock price, loss or retirement of key executives, and other specific risks that may be alluded to in this Annual Report on Form 10-KSB or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainty inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Organization  and  History
--------------------------

       GTDATA Corporation (the "Company" or "GTDATA") is a Nevada corporation. The Company was originally incorporated on March 17, 1986, under the name Impressive Ventures, Ltd. for the purpose of engaging in any lawful activity or business. In January 1998, we changed our name to World Internetworks, Inc. and in November 2001, we changed our name to GTDATA Corporation.

       GT Data Corporation, a Delaware corporation ("GT Data Delaware") was originally incorporated on April 14, 1998 according to the laws of Colorado. GTData Delaware was reincorporated according to the laws of Delaware on February 17, 2000. GT Data Delaware, through its wholly-owned subsidiary Technical Services and Logistics Inc. (TSLI), was engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers.

       On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Delaware. On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 50,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data Delaware, with GT Data Delaware as the surviving subsidiary of the Company. Pursuant to the Plan of Merger, all of the 384,420 outstanding series B preferred stock and common stock of GT Data Delaware were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data Delaware as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data Delaware was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GTDATA Delaware agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. As a result of the reverse merger transaction that took place on February 27, 2001, the Company adopted the fiscal year end of the formerly private company, GT Data Delaware, and as a result, the Company's fiscal year end is now December 31.

     During the fiscal year ended December 31, 2003, the business operations of the Company which were comprised of the business operations of TSLI suffered significant setbacks through the loss of certain major customers. These setbacks resulted in the inability of the Company to continue viable business operations. As a result, the Company was forced to dispose of TSLI by way of an assignment of TSLI to The Hammer Group. The Hammer Group released GTDATA of any liability that GTDATA may have had with respect to TSLI. GTDATA did not receive any consideration back in exchange for the assignment.

Business  Operations
--------------------

Since the assignment of TSLI, the Company has had no active business operations other than searching out new business opportunities that have potential for profit. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses for acquisition, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in may instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it will be subjected to risk because the Company has no financial resources to assist in eliminating or reversing the circumstances leading to the financial problems.

The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective business, the time required to prepare appropriate documents and agreements provided for the Company's participation, and other circumstances.

Acquisition  of  a  Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot not be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. Further, the Company does not have the assets necessary to make a business acquisition with cash. Therefore, any acquisition would have to be in exchange for Company stock. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In the event of sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sales of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management may be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.


It is not presently intended that any officer or director would receive compensation from a target company as a condition to an acquisition. However, it is possible that a target company may require that an officer or director sell his or her shares in the Company to the target company, that an officer or director be willing to enter into a consulting agreement, or it is possible that an officer or director in a particular instance may be compensated in the form of a finder's fee in connection with a particular acquisition.

Operation  of  Business  After  Acquisition

The Company's operations following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government  Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM  2.  DESCRIPTION  OF  PROPERTY

GTDATA does not own or lease any real property. An office is maintained for the Company at the present time at 7045 Wild Wave Drive, Las Vegas, Nevada 89131. This office is provided as an accommodation to the Company by the president of the Company.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not a party to any legal proceedings material to the financial condition of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the shareholders during the fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol GTDTE.OB. Following is the high and low bid prices for each quarter beginning with the first calendar quarter of 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Quarter         High  Low
--------------  ----  ----

Jan - Mar 2002  0.35  0.09
Apr - Jun 2002  0.45  0.07
Jul - Sep 2002  0.11  0.02
Oct - Dec 2002  0.08  0.02

Jan - Mar 2003  0.15  0.02
Apr - Jun 2003  0.35  0.07
Jul - Sep 2003  0.35  0.15
Oct - Dec 2003  0.35  0.09

Jan - Mar 2004  0.17  0.09



Effective February 17, 2003, there was a 1 for 20 reverse split.

On May 12, 2004, the best bid price of our common shares is $0.09 and the best ask price is $0.11.

At May 12, 2004 there were approximately 393 record holders of our common stock.

We have not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less that the sum of our total liabilities.

ITEM  6.  PLAN  OF  OPERATIONS

Overview

GTDATA is a Nevada based corporation. During most of 2003, it conducted its business operations through its then wholly-owned subsidiaries, TSLi and GTDATA Delaware. (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, GTDATA's Board of Directors voted unanimously to sign a General Assignment Agreement with The Hamer Group that effectively resulted in the liquidation of TSLi. The decision by GTDATA's Board of Directors was based primarily on the significant deterioration of both TSLi's customer base and its financial condition. Also factoring into the board's decision was the fact that the Company received notice that TSLi's revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi's credit line, coupled with the significant deterioration in TSLi's customer base, rendered TSLi's chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of GTDATA voted unanimously to liquidate TSLi.

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company's Board of Directors with the opportunity to restructure GTDATA's debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at fiscal year end, GTDATA had only $4,363 in assets as compared to $877,428 in liabilities.

GTDATA's plan of operation going forward is to seek outside investment, either in the form of equity or debt or a combination of the two, and begin acquiring companies that will operate as subsidiaries of GTDATA Corporation. The goal of GTDATA's management is to save the publicly traded GTDATA Corporation and build it into a profitable business through strategic acquisitions.

Currently, GTDATA does not have any employees drawing a salary nor does it have any products or services to offer for sale or to use to generate revenues. The Company is not currently performing any market or product research as the Company has no products or services to market. The only expenses currently being incurred by the Company are legal and professional fees. At December 31, 2003 the Company had approximately $4,363 in cash, and management hopes to preserve what little cash it has by using the Company's common stock to satisfy its liabilities.

Liquidity,  Capital  Resources,  and  Contingencies

The Company currently has a number of obligations that it is unable to meet without generating revenues or raising additional capital. If the Company cannot generate revenues or raise additional capital in the near future, the Company may become insolvent and its stock would become illiquid or worthless.

The Company expects its continuing operations to continue using stock to satisfy its liabilities as it continues to cope with both its net losses and working capital shortfall. With no current means to generate revenues and no tangible assets to sell to generate cash, the Company must secure additional funding if it is to continue as a going concern. The Company's short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional financing. Without an immediate cash infusion, it is not likely that the Company will be able to continue as a going concern.

Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS

                                TABLE OF CONTENTS

                                                             Page No.
                                                             --------

Report  of  Independent  Certified  Public  Accountants         F-2

Report  of  Independent  Certified  Public  Accountants         F-3


Financial  Statements

    Balance  Sheet                                              F-4

    Statements  of  Operations                                  F-5

    Statement  of  Stockholders'  Deficit                       F-6

    Statements  of  Cash  Flows                                 F-7

Notes  to  Financial  Statements                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
GT  Data  Corporation
Odessa,  Florida

We have audited the accompanying balance sheet of GT Data Corporation as of December 31, 2003, and the related statements of operations, stockholders' defcit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2002 were audited by other auditors whose report dated February 20, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GT Data Corporation as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  De  Joya  &  Company
De  Joya  &  Company
Las  Vegas,  Nevada
April  30,  2004

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders GT Data Corporation and Subsidiaries

We have audited the accompanying consolidated statement of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 of GT Data Corporation and Subsidiaries (collectively, the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GT Data Corporation and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/  Squar,  Milner,  Reehl  &  Williamson,  LLP
February  20,  2003
Newport  Beach,  California

                           GTDATA CORPORATION
                              BALANCE SHEET
                            DECEMBER 31, 2003

                               ASSETS

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     4,363
                                                          ------------
    Total current assets . . . . . . . . . . . . . . . .        4,363
                                                          ------------
Total assets . . . . . . . . . . . . . . . . . . . . . .  $     4,363
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities . . . . . . .  $   480,094
  Interest payable . . . . . . . . . . . . . . . . . . .      154,568
  Notes payable to related parties . . . . . . . . . . .      242,766
                                                          ------------
    Total current liabilities. . . . . . . . . . . . . .      877,428
                                                          ------------
    Total liabilities. . . . . . . . . . . . . . . . . .      877,428

Commitments and contingencies. . . . . . . . . . . . . .            -

Stockholders' deficit
  Series A preferred stock, $0.001 par value; 1 share
    authorized, issued and outstanding . . . . . . . . .


  Series B preferred stock, $0.001 par value; 10,000,000
    authorized; and no shares issued or outstanding. . .
  Common stock, $0.001 par value; 12,500,000 shares
    authorized, 3,736,209 shares issued and outstanding.        3,736
  Additional paid-in capital . . . . . . . . . . . . . .    2,165,734
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (3,042,535)
                                                          ------------
    Total stockholders' deficit. . . . . . . . . . . . .     (873,065)
                                                          ------------
Total liabilities and stockholders' deficit. . . . . . .  $     4,363
                                                          ============

                               F-4
         See Accompanying Notes to Financial Statements

                                        GTDATA CORPORATION
                                     STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   For the Year Ended    For the Year Ended

                                                                     December 31, 2003    December 31, 2002
                                                                   ----------------------------------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $                -

Operating expenses
  Employee compensation. . . . . . . . . . . . . . . . . . . . . .              95,048              203,115
  General and administrative . . . . . . . . . . . . . . . . . . .             220,078              716,648
                                                                    ---------------------------------------
    Total operating expenses . . . . . . . . . . . . . . . . . . .             315,126              919,763
                                                                    ---------------------------------------
Operating loss from continuing operations. . . . . . . . . . . . .            (315,126)           (919,763)

Other income (expense):
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . .                   -              437,215
  Other expense. . . . . . . . . . . . . . . . . . . . . . . . . .                   -            (157,636)
  Loss from disposition of TSLi. . . . . . . . . . . . . . . . . .             (41,179)                   -
  Interest expense, net. . . . . . . . . . . . . . . . . . . . . .             (22,381)            (92,959)
                                                                    ---------------------------------------
    Total other income (expense) . . . . . . . . . . . . . . . . .             (63,560)             186,620
                                                                    ---------------------------------------
Loss from continuing operations before provision for income taxes.            (378,686)           (733,143)

Provision for income taxes . . . . . . . . . . . . . . . . . . . .                   -                    -
                                                                    ---------------------------------------
Loss from continuing operations. . . . . . . . . . . . . . . . . .            (378,686)           (733,143)

Income (loss) from discontinued operations, net of taxes . . . . .             (77,994)             229,021
                                                                    ---------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (456,680)  $        (504,122)
                                                                    =======================================
Earnings (loss) per common share - basic and diluted:

  Loss from continuing operations. . . . . . . . . . . . . . . . .  $            (0.11)  $           (0.47)
                                                                    =======================================
  Income (loss) from discontinued operations . . . . . . . . . . .  $            (0.02)  $             0.15
                                                                    =======================================
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (0.11)  $           (0.32)
                                                                    =======================================
Weighted average common shares outstanding -
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . .           3,469,543            1,567,646
                                                                    =======================================

                        See Accompanying Notes to Financial Statements

                                              GTDATA CORPORATION
                                      STATEMENT OF STOCKHOLDERS DEFICIT
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                     Preferred  A     Preferred  B      Common  Stock
                                    --------------   --------------   ------------------     Additional
                                    Shares  Amount   Shares  Amount    Shares    Amount    Paid-in Capital
                                    ------  -------  ------  ------   -------    -------  ----------------
Balance, December 31, 2001 . . . .       1  $     -       -  $     -    803,126  $   803  $    1,327,955

Shares issued to TSLi employees in       -        -       -        -     31,500       31             (31)
connection with the merger with
  WINS

Value of stock options issued and.       -        -       -        -     32,500       33          89,967
  exercised

Shares issued in connection with .       -        -       -        -  2,358,333    2,358         952,642
  conversion of notes payable and
  other liabilities

Shares sold in connection with the       -        -       -        -     86,250       86          34,414
  private placement for cash

Shares issued in connection with .       -        -       -        -    124,500      125          49,675
  convertible debt

Interest earned on subscriptions .       -        -       -        -          -        -               -
  receivable

Reclassification of subscriptions.       -        -       -        -          -        -        (348,588)
  receivable and interest to
  additional paid-in capital

Net loss . . . . . . . . . . . . .       -        -       -        -          -        -               -
                                   -------  -------  ------  -------  ---------  -------  --------------
Balance, December 31, 2002 . . . .       1        -       -        -  3,436,209    3,436       2,106,034

Shares issued in connection with .       -        -       -        -    200,000      200          39,800
  exercise of stock options

Value of stock options issued and.       -        -       -        -    100,000      100          19,900
  exercised

Net loss . . . . . . . . . . . . .       -        -       -        -          -        -               -
                                   -------  -------  ------  -------  ---------  -------  --------------
Balance, December 31, 2003 . . . .       1  $     -       -  $     -  3,736,209  $ 3,736  $    2,165,734
                                   =======  =======  ======  =======  =========  =======  ==============
---------------------------------------------------------------------------------------------------------

                                                                          Total
                                    Subscriptions     Accumulated      Stockholders
                                      Receivable        Deficit          Deficit
                                    ------------      -----------      ------------
Balance, December 31, 2001 . . . .  $   (348,588)     $(2,081,733)     $ (1,101,563)

Shares issued to TSLi employees in             -                -                 -
  connection with the merger with
  WINS

Value of stock options issued and.             -                -            90,000
  exercised

Shares issued in connection with .             -                -           955,000
  conversion of notes payable and
  other liabilities

Shares sold in connection with the             -                -            34,500
  private placement for cash

Shares issued in connection with .             -                -            49,800
  convertible debt

Interest earned on subscriptions .       (14,234)               -           (14,234)
  receivable

Reclassification of subscriptions.       362,822                -            14,234
  receivable and interest to
  additional paid-in capital

Net loss . . . . . . . . . . . . .            -         (504,122)         (504,122)
                                    ------------      -----------      ------------
Balance, December 31, 2002 . . . .            -       (2,585,855)         (476,385)

Shares issued in connection with .            -                -            40,000
  exercise of stock options

Value of stock options issued and.            -                -            20,000
  exercised

Net loss . . . . . . . . . . . . .            -         (456,680)         (456,680)
                                    ------------      -----------      ------------
Balance, December 31, 2003 . . . .  $         -      $(3,042,535)      $  (873,065)


                        See Accompanying Notes to Financial Statements

                                    GTDATA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        For the Year         For the Year
                                                                       Ended December       Ended December
                                                                         31, 2003             31, 2002
                                                                      --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (456,680)  $         (504,122)
  Less: income (loss) from discontinued operations . . . . . . . . .        (77,994)             229,021
                                                                      --------------  -------------------
    Loss from continuing operations. . . . . . . . . . . . . . . . .       (378,686)            (733,143)
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
        Estimated fair market value of common stock
         issued in connection with convertible debt. . . . . . . . .              -               49,800
        Estimated fair market value of options issued
        in connection with convertible debt. . . . . . . . . . . . .              -               90,000
      Write-off of note and interest receivable. . . . . . . . . . .              -              157,637
  Changes in operating assets and liabilities:
      Accounts payable and accrued liabilities . . . . . . . . . . .         86,714             (265,698)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . .         18,274              277,795
                                                                      --------------  -------------------
   Net cash used in operating activities of continuing operations. .       (273,698)            (423,609)

CASH FLOW FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . . . . . . . . . . . . .         60,000               34,500
  Proceeds from borrowings on notes payable to related parties . . .         20,000                    -
                                                                      --------------  -------------------
  Net cash provided by financing activities of continuing operations         80,000               34,500
                                                                      --------------  -------------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS . . . . . . . .       (193,698)            (389,109)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS . . . . . . . . . . . .        147,953              366,077
                                                                      --------------  -------------------
NET CHANGE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .        (45,745)             (23,032)

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . .         50,108               73,140
                                                                      --------------  -------------------
CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . .  $       4,363   $           50,108
                                                                      ==============  ===================
SUPPLEMENTAL INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $          131,452
                                                                      ==============  ===================

  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $            1,600
                                                                      ==============  ===================


                        See Accompanying Notes to Financial Statements

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Organization - GT Data Corporation (the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation ("GT Data"). On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 384,420 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. Prior to the merger, the WINS had insignificant business activity. The accounting for the acquisition is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of GT Data.

Up until November 2003, the Company was engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers through its wholly owned subsidiary, Technical Services & Logistics Inc. ("TSLi"). On November 17, 2003, the Company's Board of Directors voted unanimously to liquidate TSLi through a General Assignment benefiting the creditors of TSLi. On November 26, 2003, the Company consummated a General Assignment Agreement ("the agreement") that assign all the assets and liabilities of TSLi to the C.F. Boham Company, Inc., d.b.a. the Hamer Group, of Los Angeles, California. The assignment is essentially a liquidation of TSLi that was overseen by the Hamer Group, who acted as trustee of TSLi's affairs during the liquidation process.

Pursuant to the terms of the agreement, GT DATA agreed to immediately assign all of TSLi's assets and liabilities, and forward all books and records relating to TSLi, to the Hamer Group. The assignment constitutes a grant deed to all real property owned by TSLi and effectively transfers title of TSLi's real property to the Hamer Group. In addition, the agreement transfers legal title and possession of all assets and liabilities of TSLi to the Hamer Group and also gave the Hamer Group sole authority, and responsibility, to sell the assets of
TSLi and distribute any available funds to the creditors of TSLi. In effect, the agreement gives total and complete control of TSLi to the Hamer Group to oversee the liquidation process. The agreement also stated that the Hamer Group shall pay itself, from the gross proceeds of sales, collections, operations, and any and all other sources, a minimum of thirty thousand dollars ($30,000) plus reasonable administrative expenses. The agreement also stated that the Hamer Group is entitled to pay its agents, and any other professionals and individuals employed on its behalf, for any and all services and expenses incurred during the liquidation of TSLi. In addition, the Hamer Group is entitled to a 15% fee on gross recoveries from collections on preferences or lawsuits and a reasonable fee, including expenses, for the collection thereof. In the event that an involuntary proceeding is filed, the Hamer Group may pay its counsel, or other professionals, out of liquidated recoveries of TSLi's estate. Per the agreement, all aforementioned amounts are to be determined at the sole, but reasonable, discretion of the Hamer Group, and judgment shall include but not be limited to monthly administrative charges. The Company has accounted for this assignment of TSLi as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, see Note 2 for additional discussion. Accordingly, the Company has reflected all activities related to TSLi operations as discontinued operations in the accompanying financial statements.

As a result of the discontinued operations of TSLi activities, the Company's sole activity as of December 31, 2003 is maintaining its corporate affairs.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
----------------------------------------------------------

Going concern - The Company incurred a net loss of approximately $472,000 for the year ended December 31, 2003. The Company's liabilities exceed its assets by approximately $873,000 as of December 31, 2003. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Principles of consolidation - The consolidated financial statements include the accounts of GT DATA Corporation, GT Data Delaware and Technical Services and Logistics, Inc. (up through date of liquidation), wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and equipment - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Comprehensive income - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003 and 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

As of December 31, 2003, the Company has available net operating loss carryovers of approximately $3,058,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
----------------------------------------------------------

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretation. No compensation cost has been recognized for such compensation plans. Cash options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method of SFAS 123 to stock-based employee compensation.



                                                2003         2002
                                             ----------   ----------
Net loss:
    As reported                              $(456,680)   $(504,122)
    Deduct: Total stock-based employee
            compensation expense
            determined under fair
            value-based method for
            all awards, net of related
            tax effects                       (281,261)      (2,633)
                                             ----------   ----------
    Proforma                                 $(737,941)   $(506,755)
                                             ==========   ==========

  Loss per common share:
    As reported                              $(0.11)         $(0.32)
                                             ==========   ==========
    Proforma                                 $(0.21)         $(0.32)
                                             ==========   ==========



Fair value of financial instruments - The carrying amounts of net liabilities of discontinued operations approximate fair value because of the short-term nature of this instrument.

Net income (loss) per common share - The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

New accounting pronouncements - In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
----------------------------------------------------------

New  accounting  pronouncements  -  (continued)
-------------------------------

In  November  2002,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Reclassification - The financial statements for 2002 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

NOTE  2  -  DISCONTINUED  OPERATIONS
------------------------------------

As discussed in Note 1, TSLi was assigned to the Hamer Group for the benefit of TSLi's creditors. As a result of the foregoing factors, the Company discontinued its only operating activities in November 2003. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company has reflected all activities related to TSLi as discontinued operations in the accompanying financial statements.

The following is a summary of activities from discontinued operations for the year ended December 31, 2003 and 2002:



                                                      2003         2002
                                                   -----------  ----------
Revenues. . . . . . . . . . . . . . . . . . . . .  $1,902,156   $3,323,990
Expenses. . . . . . . . . . . . . . . . . . . . .   1,980,150    3,094,969
                                                   -----------  ----------
  Income (loss) before provision for income taxes     (77,994)     229,021
Provision for income taxes. . . . . . . . . . . .          --           --
                                                   -----------  ----------

  Income (loss) from discontinued operations. . .  $  (77,994)  $  229,021
                                                   ===========  ==========



NOTE  3  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

Notes Payable to Related Parties - Notes payable to related parties at December 31, 2003 totaling $242,766 consist of working capital loans from two of the Company's major stockholders. The borrowings accrue interest at 8% and are due on demand. The stockholders elected to stop charging interest beginning October 1, 2003. Total interest expense incurred on these borrowings was approximately $18,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively, of which, approximately $155,000 is accrued under interest payable in the accompanying balance sheet at December 31, 2003.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  3  -  RELATED  PARTY  TRANSACTIONS-  (continued)
----------------------------------------

Consulting Agreements - On March 28, 2002, the Company entered into a consulting agreement with the former Chief Executive Officer ("former CEO") of World Internetworks, as a consultant and advisor to the Company. The former CEO had been retained to assist the Company with its internet operations, make introductions to possible strategic partners, and to complete the transfer of ownership of the internet domain names related to the Company. The former CEO will also assist with corporate communications and investor relations. The agreement expired in December 2002. Pursuant to the agreement, the Company granted options to the former CEO to purchase 12,500 shares of the Company's common stock with a non-cash exercise feature. The options vest immediately and are exercisable through March 2012.

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

NOTE  4  -  INCOME  TAXES
-------------------------

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The  Company  has provided a full valuation allowance on the deferred tax asset,


consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2003, the Company had a net operating loss carry forward of approximately $3,043,000 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2023, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $3,043,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2003, significant components of the Company's deferred tax assets are approximately as follows:



Net operating loss                                        $(3,043,000)
Stock based compensation                                    1,105,615
                                                          ------------
       Total deferred tax assets                            1,937,385
       Valuation allowance for deferred tax assets         (1,937,385)
                                                          ------------

       Net deferred tax assets                            $        --
                                                          ============

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

Preferred Stock - The Company's articles of incorporation authorize up to 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2003, the Company has 1 share of Preferred A issued and outstanding.

During fiscal 2000, the Board of Directors had designated 10,000,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $10.00 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $10.00 plus the amount of any accrued and unpaid dividends by the conversion price of $10.00 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class. As of December 31, 2003, no shares of Preferred B were issued or outstanding.

During fiscal 2001, the Company sold 1,100 shares of Preferred B to investors for proceeds of $4,907 (net of commissions paid of $6,093).

In connection with the reverse merger (see Note 1), the Company converted the 73,950 Preferred B shares into 73,950 shares of the Company's common stock (see below).

Common Stock - In October 1999, the Company issued 400,000 shares of common stock for a stock subscription receivable. During the year ended December 31, 2002, the Company reclassified $362,822 that was previously recorded as subscriptions receivable as a reduction to additional paid-in capital on the consolidated balance sheet. The subscriptions receivable were related to founder's stock granted to the founders of the Company. The Company did not recognize any interest income related to the subscriptions receivable during the year ended December 31, 2002.

In connection with the reverse merger (see Note 1), the Company issued 466,656 shares of common stock (including 73,950 for the conversion of Series B Preferred stock on a one to one basis and 37,500 shares to a finder). In addition, certain shareholders agreed to surrender 358,297 shares of common stock.

In May 2001, the Company sold 26,000 shares of common stock to an unrelated investor for proceeds of $112,680 (net of commissions paid of $17,320). In addition, the Company granted the investor a warrant to purchase up to 26,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share (see below).

In June 2002, the Company issued 31,500 shares of its common stock to certain shareholders in connection with the Company's reverse merger with World Internetworks, Inc. in April 2001 (see Note 1). The shares represent additional shares for the fractional shares which resulted from the merger and the resulting reverse stock split. The Company did not value the shares as they were a result of the stock exchange between the companies.

On June 14, 2002 the former CEO of World Internetworks exercised 32,500 options utilizing the non-cash exercise feature, resulting in the Company issuing 32,500 shares of its common stock (see Note 3).

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

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  STOCKHOLDERS'  EQUITY  -  (continued)
---------------------------------

Common  Stock  -  (continued)
-------------

In October 2002, a related party note holder converted $20,000 of its $40,000 note payable into the Company's common stock at a conversion price of $0.40 per share (estimated by the Company to be the fair market value based on the closing bid price on the date of conversion). Per the terms of the conversion agreement, the Company issued 50,000 shares of its common stock.

In November 2002, a service provider converted $115,000 of accrued fees into 287,500 common shares of the Company at $0.40 per share (see Note 3).

In December 2002, a service provider converted $35,000 of accrued fees into 58,333 common shares of the Company at $0.60 per share (see Note 3).

During the year ended December 31, 2002, the Company issued 1,037,500 shares of restricted common stock in connection with the conversion of convertible notes.

Through the PPM, the Company has sold 86,250 shares of its common stock in November and December 2002 at an exercise price of $0.40 per share for proceeds of $34,500.

During the year ended December 31, 2002, the Company issued to a finder of convertible debt, 124,500 shares of restricted common stock valued at $49,800 (estimated based on the market price on the date of grant). The Company recorded the amount as interest expense in the accompanying consolidated statement of operations.

During the year ended December 31, 2003, the Company did not issue any shares of common stock.

Stock Options - In February 2000, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2000 Stock Option Plan ("the 2000 plan"). As amended, a total of 3,333,333 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

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

During the year ended December 31, 2002, the Company issued options pursuant to the 2001 plan purchase 33,333 shares of the Company's common stock at exercise prices ranging from $2.00 to $4.00, including the options to purchase 32,500 shares of common stock issued to the former CEO of World Internetworks (see Note
3).

During the year ended December 31, 2003, the Company issued options for 1,902,850 shares of common stock pursuant to the 2001 plan at an exercise prices ranging  from  $0.20  to  $0.40.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  STOCKHOLDERS'  EQUITY  -  (continued)
---------------------------------

Stock  Options  -  (continued)
--------------

The following is a status of the stock options outstanding at December 31, 2003 and the changes during the two years then ended:

                                                      Year  Ended  December  31,
                                     ------------------------------------------------------
                                                2003                        2002
                                     --------------------------  --------------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                        Options        Price        Options        Price
                                     ------------  ------------  ------------  ------------

Outstanding, beginning of year            172,667  $       3.71       186,834  $       3.60
    Granted                             1,902,850          0.37        33,333          2.00
    Exercised                            (300,000)         0.20       (32,500)         2.00
    Cancelled/Forfeited                (1,125,517)         0.91       (15,000)         2.60
                                     ------------  ------------  ------------  ------------

Outstanding, end of year                  650,000  $       0.40       172,667  $       3.71
                                     ============  ============  ============  ============

Exercisable, end of year                  650,000  $       0.40       100,785  $       4.58
                                     ============  ============  ============  ============

Weighted average fair
    value of options granted                       $       0.15                $       2.02
                                                   ============                ============



650,000 of the outstanding options at December 31, 2003 have exercise prices $0.40 per share average remaining contractual life of 9 years. All 650,000 of these options are exercisable at December 31, 2003.

Had compensation costs for the Company's 2003 and 2002 options granted to employees been determined under SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranging from 366% to 470%, (iii) weighted average risk free interest rate of approximately 4% and (iv) average expected useful life of 3 years.

Warrants - From time to time, the Company issues warrants pursuant to various consulting agreements. There were no warrants granted during fiscal years ended 2003 and 2002.

                               GT DATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  STOCKHOLDERS'  EQUITY  -  (continued)
---------------------------------

Warrants  -  (continued)
--------

The following represents a summary of warrants outstanding for the years ended December 31, 2003 and 2002:




                                                       Year  Ended  December  31,
                                   ------------------------------------------------------------
2003 2002
                                   -----------------------------  -----------------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                      Warrants         Price         Warrants         Price
                                    -------------  --------------  -------------  -------------
                                          20,000   $        5.00        149,244   $      26.80
Outstanding, beginning of year
   Granted                                     -               -              -              -
   Exercised                                   -               -              -              -
   Cancelled/Forfeited                         -            5.00       (129,244)         30.00
                                    -------------  --------------  -------------  -------------

Outstanding, end of year                  20,000   $           -         20,000   $       5.00
                                    =============  ==============  =============  =============

Exercisable, end of year                  20,000   $           -         20,000   $       5.00
                                    =============  ==============  =============  =============

Weighted average fair
   value of warrants granted                                                      $       4.80
                                                                                  =============



All  of  the warrants outstanding at December 31, 2003 have an exercise price of


$5.00 per share and a weighted average remaining contractual life of 2.5 years. All of the warrants are exercisable at December 31, 2003.

NOTE  6  -  SUBSEQUENT  EVENTS
------------------------------

In January 2004, the Company issued 200,000 shares of its common stock to its President as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 200,000 shares of common stock. The re-pricing and additional issuance of such options will result in an expense to Company of approximately $18,000 which will be reflected in 2004.

In March 2004, the Company issued 1,390,000 shares of its common stock to its President for payment toward a notes payable totaling $139,000.

In March 2004, the Company issued 2,540,000 shares of its common stock to a stockholder for payment toward a note payable totaling $254,000.

In March 2004, the Company issued 200,000 shares of its common stock to a stockholder as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 200,000 shares of common stock. The re-pricing and additional issuance of such options will result in an expense to Company of approximately $18,000 which will be reflected in 2004.

In March 2004, the Company issued 200,000 shares of its common stock to its President in error. The Company is seeking to have these shares cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated January 12, 2004, Squar, Milner, Reehl & Williamson, LLP of Newport Beach, California ("Squar Milner"), informed the Registrant that Squar Milner had resigned as the accountant for the Registant. Squar Milner had been serving as the independent accountant for the Registrant engaged as the principal accountant to audit the Registrant's financial statements. The report of Squar Milner dated February 20, 2003, with respect to its audit of the consolidated balance sheet of the Registrant as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended, stated that certain factors listed in the report raised substantial doubt about the Registrant's ability to continue as a going concern. Otherwise, no report of Squar Milner with respect to any financial statement of the Registrant contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the Registrant's two most recent fiscal years and, without limitation, the interim period from December 31, 2002, the date of the last audited financial statements, to January 12, 2004, the date of resignation, Squar Milner and the Registrant have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Registrant's two most recent fiscal years and, without limitation, the interim period from December 31, 2002, the date of the last audited financial statements, to January 12, 2004, the date of resignation, Squar Milner has not:
- Advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;
- Advised the Registrant that information has come to Squar Milner's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;
- Advised the Registrant of the need to expand significantly the scope of its audit, or that information has come to Squar Milner's attention during the time period to which this paragraph applies, that if further investigated may;
(i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements, or (ii) cause Squar Milner to be unwilling to rely on management's representations or be associated with the Registrant's financial statements; and due to Squar Milner's resignation (due to audit scope limitations or otherwise) or for any other reason, expanded the scope of Squar Milner's audit or conduct such further investigation; or

- Advised the Registrant that information has come to Squar Milner's attention that it has concluded materially immaterially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued convering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Squar Milner's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements); and due to Squar Milner's resignation or for any other reason, the issue has not been resolved to Squar Milner's satisfaction prior to its resignation.

On March 5, 2004, the Registrant engaged De Joya & Company (new accountant) of Las Vegas, Nevada, as its new independent accountant for the Registrant to audit the Registrant's financial statements beginning with the fiscal year ending December 31, 2003. During the Registrant's two most recent fiscal years and any Subsequent interim periods prior to engaging the new accountant, neither the Registrant nor any one on the Registrant's behalf consulted with the new accountant on any matters specified in Item 304 (a) (2) of Regulation S-B.

ITEM  8A:  CONTROLS  AND  PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), I carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date I carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                        Age        Position (1)              Since

Robert Genesi                66        President, CEO, CFO     March 2001
                                       Secretary, Treasurer
                                       Director

Don Hwang                    58        Director                August 2003

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

ROBERT  GENESI

Mr. Genesi has extensive experience with start-up companies and turnaround situations in the technology sector, including the storage industry sector. He has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms. Prior to co-founding GTData Corporation, Mr. Genesi was President and CEO of IData Corporation, a company that develops linear storage products. Mr. Genesi was President and COO or Read-Rite Corporation from 1987 to 1993, President and CEO of Rexon Corporation from 1994 to 1996, and President and CEO of DAS Devices from 1997 to 1998. He has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.

DON  HWANG

Mr. Hwang is a business man by profession with many years experience in various management positions. During the past five years he has been retired from daily business employment and has pursued the investment of his personal assets.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The  Company  does  not  have  affiliated persons required to file reports under
Section  16(a)  of  the  Exchange  Act.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our CEO and Mr. John Genesi who served as our CFO during a portion of 2003.

                          ANNUAL COMPENSATION TABLE
               ----------------------------------------------------------------
               Annual  Compensation                    Long  Term  Compensation
               -------------------------------------   ------------------------
                                              Other
                                              Annual       Restricted                          All Other
                   Fiscal                     Compen-      Stock       Options/   LTIP         Compen-
Name .  Title      Year    Salary    Bonus    sation       Awarded     SARs (#)   payouts ($)  sation
------  ---------  ------  --------  -------  -----------  ----------  ---------  -----------  ---------
                     2003
Robert  CEO          2002  $105,000        0  $12,000 (1)           0          0            0          0
Genesi  CFO          2001  $130,000        0  $60,437 (1)           0          0            0          0
        Director           $206,000        0  $81,965 (1)           0          0            0          0
--------------------------------------------------------------------------------------------------------
                     2003
John                 2002  $102,000        0           0            0          0            0          0
Genesi               2001  $114,340  $ 4,500  $12,000 (3)           0          0            0          0
        (2)                $104,625  $21,500  $11,507 (3)           0          0            0          0




(1)  Includes  housing  and  car  allowance.

(2) John Genesi served as the CFO and as a director of the Company during 2003 but resigned his positions prior to December 31, 2003. Accordingly he was not an officer or director of the Company at the closing of the fiscal year ended December 31, 2003.

(3)  Includes  car  allowance.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of May 12, 2004 and by the officers and directors of the Company as a group.

                                Common          Percent of
Name and Address . . . . . . .  Shares          Class

First Wave Inc . . . . . . . .  937,500         11.6%
87 Front Street East
4th Floor, Suite 400
Toronto, Ontario  M5E-1B8

Robert Genesi. . . . . . . . .2,222,000         27.6%
7045 Wild Wave Drive
Las Vegas, Nevada  89131

Don Hwang. . . . . . . . . . .   25,000          0.3%
7045 Wild Wave Drive
Las Vegas, Nevada  89131

Anthony Giraudo. . . . . . . .2,895,000         36.0%
10616 Eagle Nest Street
Las Vegas, Nevada  89141

All Executive officers and
Directors as a Group
(two)                         2,247,000         27.9%



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

The Company filed no current reports on Form 8-K during the fiscal quarter ended December 31, 2003.

(b)  Exhibits

16.1     Letter  re  change  in  certifying  accountant  (1)
31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as Adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1)     Previously  filed  as  an  exhibit  to  Form  8-K  on  March  9,  2004.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2002 was $30,000.00. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was $10,500.00.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

                               SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GTDATA  CORPORATION


By:  /s/ Robert Genesi
     -------------------------------
     Robert  Genesi,  CEO
     Date:     May  14,  2004


In  accordance  with  the  Securities  Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Robert Genesi
     -------------------------------------
     Robert  Genesi
     Principal  Executive  Officer
     Principal  Financial  Officer
     Principal  Accounting  Officer
     Director
     Date:     May  14,  2004

By:  /s/ Don Hwang
     -------------------------------------
     Don  Hwang
     Director
     Date:    May  14,  2004