Form 10QSB
period 2004-03-31
GT DATA CORP
filed 2004-05-21
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X)     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
                    Exchange  Act  of  1934
                    For  the  quarterly  period  ended  March  31,  2004

(  )      Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
                    Exchange  Act  of  1934
                    For  the  transition  period  from  _________ to ___________

                    Commission  File  Number:  033-05384

                               GTDATA CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                        87-0443026
                ------                                        ----------
(State  or  other  jurisdiction  of                        (IRS  Employer
 incorporation or organization)                        Identification  No.)



                 7045 Wild Wave Drive, Las Vegas, Nevada  89131
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  (702)839-0724
                                  -------------
                           (Issuer's telephone number)
       __________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]  No  [  ]

The number of shares outstanding of Registrant's common stock as of May 12, 2004 was: 8,066,209.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                         GTDATA CORPORATION
                            BALANCE SHEET
                           MARCH 31, 2004
                            (UNAUDITED)

                                ASSETS
Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,264
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .        3,264
                                                          -----------
Total assets . . . . . . . . . . . . . . . . . . . . . .  $     3,264
                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities . . . . . . .  $   480,094
  Due to related parties . . . . . . . . . . . . . . . .       38,000
                                                          -----------
    Total current liabilities. . . . . . . . . . . . . .      518,094
                                                          -----------
    Total liabilities. . . . . . . . . . . . . . . . . .      518,094

Commitments and contingencies. . . . . . . . . . . . . .            -

Stockholders' deficit
  Series A preferred stock, $0.001 par value; 1 share
    authorized, issued and outstanding . . . . . . . . .            -
  Series B preferred stock, $0.001 par value; 10,000,000
    authorized; and no shares issued or outstanding. . .            -
  Common stock, $0.001 par value; 250,000,000 shares
    authorized, 8,066,209 shares issued and outstanding.        8,066
  Additional paid-in capital . . . . . . . . . . . . . .    2,598,738
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (3,121,634)
                                                          -----------
    Total stockholders' deficit. . . . . . . . . . . . .     (514,830)
                                                          -----------
Total liabilities and stockholders' deficit. . . . . . .  $     3,264
                                                          ===========

            See Accompanying Notes to Financial Statements

                         GTDATA CORPORATION
                      STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                            (UNAUDITED)





                                                                        For the Three Months Ended
                                                                     March 31, 2004    March 31, 2003
                                                                    ----------------   --------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $             -

Operating expenses
  Employee compensation. . . . . . . . . . . . . . . . . . . . . .                -            33,372
  General and administrative . . . . . . . . . . . . . . . . . . .           79,099            99,936
                                                                    ----------------  ----------------
    Total operating expenses . . . . . . . . . . . . . . . . . . .           79,099           133,308
                                                                    ----------------  ----------------
Operating loss from continuing operations. . . . . . . . . . . . .          (79,099)         (133,308)

Other income (expense):
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -
  Other expense. . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -
  Loss from disposition of TSLi. . . . . . . . . . . . . . . . . .                -                 -
  Interest expense, net. . . . . . . . . . . . . . . . . . . . . .                -           (10,932)
                                                                    ----------------  ----------------
    Total other income (expense) . . . . . . . . . . . . . . . . .                -           (10,932)
                                                                    ----------------  ----------------
Loss from continuing operations before provision for income taxes.          (79,099)         (144,240)

Provision for income taxes . . . . . . . . . . . . . . . . . . . .                -                 -
                                                                    ----------------  ----------------
Loss from continuing operations. . . . . . . . . . . . . . . . . .          (79,099)         (144,240)

Income (loss) from discontinued operations, net of taxes . . . . .                -            29,467
                                                                    ----------------  ----------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (79,099)  $      (114,773)
                                                                    ================  ================
Earnings (loss) per common share - basic and diluted:

  Loss from continuing operations. . . . . . . . . . . . . . . . .  $         (0.01)  $         (0.04)
                                                                    ================  ================
  Income (loss) from discontinued operations . . . . . . . . . . .  $             -   $          0.01
                                                                    ================  ================
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (0.01)  $         (0.03)
                                                                    ================  ================
Weighted average common shares outstanding -
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . .        5,901,209         3,436,209
                                                                    ================  ================

                      See Accompanying Notes to Financial Statements

                         GTDATA CORPORATION
                  STATEMENT OF STOCKHOLDERS DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2004
                            (UNAUDITED)


                                    Preferred  A     Preferred  B      Common  Stock
                                   ---------------  --------------    ----------------     Additional
                                   Shares  Amount   Shares  Amount    Shares    Amount   Paid-in Capital
                                   ------  -------  ------  ------    ------    ------   ---------------
Balance, December 31, 2003. . . .       1        -       -        -  3,736,209    3,736         2,165,734

Re-pricing of stock options from
  $0.20 to $0.10 resulting in the
  issuance of an additional
  400,000 shares of common stock.       -        -       -        -    400,000      400            39,600

Shares issued to satisfy Company
  debt to its President . . . . .       -        -       -        -  1,390,000    1,390           137,677

Shares issued to satisfy Company
  debt to a shareholder . . . . .       -        -       -        -  2,540,000    2,540           255,727

Net loss. . . . . . . . . . . . .       -        -       -        -          -        -                 -
                                   ------  -------  ------  -------  ---------  -------  ----------------
Balance, March 31, 2004 . . . . .       1  $     -       -  $     -  8,066,209  $ 8,066  $      2,598,738
                                   ======  =======  ======  =======  =========  =======  ================


                                                           Total
                                  Accumulated          Stockholders
                                    Deficit               Deficit
                                   ----------             -------
Balance, December 31, 2003. . . .     (3,042,535)             (873,065)

Re-pricing of stock options from
  $0.20 to $0.10 resulting in the
  issuance of an additional
  400,000 shares of common stock.              -                40,000

Shares issued to satisfy Company
  debt to its President . . . . .              -               139,067

Shares issued to satisfy Company
  debt to a shareholder . . . . .              -               258,267

Net loss. . . . . . . . . . . . .        (79,099)              (79,099)
                                   --------------        --------------
Balance, March 31, 2004 . . . . .  $  (3,121,634)            $(514,830)
                                   ==============        ==============

                   See Accompanying Notes to Financial Statements

                         GTDATA CORPORATION
                      STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                            (UNAUDITED)


                                                                         For the Three Months Ended
                                                                         --------------------------
                                                                      March 31, 2004    March 31, 2003
                                                                      ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (79,099)  $      (114,773)
  Less: income (loss) from discontinued operations . . . . . . . . .                -            29,467
                                                                      ----------------  ----------------
    Loss from continuing operations. . . . . . . . . . . . . . . . .          (79,099)         (144,240)
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
      Stock based expenses . . . . . . . . . . . . . . . . . . . . .           40,000                 -
      Estimated fair market value of common stock
        issued in connection with convertible debt . . . . . . . . .                -                 -
      Estimated fair market value of options issued
        in connection with convertible debt. . . . . . . . . . . . .                -                 -
      Write-off of note and interest receivable. . . . . . . . . . .                -                 -
  Changes in operating assets and liabilities:
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .                -            (6,500)
      Other receivable - related party . . . . . . . . . . . . . . .                -
      Accounts payable and accrued liabilities . . . . . . . . . . .                -            59,973
      Interest payable . . . . . . . . . . . . . . . . . . . . . . .                -             7,950
                                                                      ----------------  ----------------
   Net cash used in operating activities of continuing operations. .          (39,099)          (82,817)

CASH FLOW FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . . . . . . . . . . . . .                -                 -
  Proceeds from borrowings from related parties. . . . . . . . . . .           38,000                 -
  Proceeds from borrowings on notes payable to related parties . . .                -                 -
                                                                      ----------------  ----------------
  Net cash provided by financing activities of continuing operations           38,000                 -
                                                                      ----------------  ----------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS . . . . . . . .           (1,099)          (82,817)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS . . . . . . . . . . . .                -            34,843
                                                                      ----------------  ----------------
NET CHANGE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .           (1,099)          (47,974)

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . .            4,363            50,108
                                                                      ----------------  ----------------
CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . .  $         3,264   $         2,134
                                                                      ================  ================

                                            F-4
                       See Accompanying Notes to Financial Statements

                               GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     BASIS  OF  PRESENTATION
       -----------------------

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of GTData Corporation (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of GTData Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred incurred net losses of approximately $79,000 for the three months ended March 31, 2004, has current liabilities in excess of current assets by approximately $515,000 and currently has operations other than managing its corporate affairs. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                               GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.     SIGNIFICANT  ACCOUNTING  POILICIES
       ----------------------------------

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock, neither granted warrants or options, to employees for compensation for the three months ended March 31, 2004.

3.     DUE  TO  RELATED  PARTIES
       -------------------------

During the three months ended March 31, 2004, the Company satisfied approximately $397,000 of related party liabilities through issuance of 3,930,000 shares of its common stock to two individuals: (1) 1,390,000 shares to the President of the Company for $139,067 in liabilities; and (2) 2,540,000 shares to a shareholder for $255,727. As of March 31, 2004, the Company had a remaining balance due to a related parties of $38,000.

4.     RE-PRICED  STOCK  OPTIONS
       -------------------------

During the three months ended March 31, 2004, the re-priced options for 400,000 shares of common stock which were issued during 2003 from $0.20 to $0.10 per share. As a result of this re-pricing, the Company issued the 400,000 shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock.

Item  2.  Plan  of  Operations

Overview

GTDATA is a Nevada based corporation. During most of 2003, it conducted its business operations through its then wholly-owned subsidiaries, Technical
Services and Logistics Inc., a California corporation ("TSLi") and GTDATA Delaware. (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, GTDATA's Board of Directors voted unanimously to sign a General Assignment Agreement with The Hamer Group that effectively resulted in the liquidation of TSLi. The decision by GTDATA's Board of Directors was based primarily on the significant deterioration of both TSLi's customer base and its financial condition. Also factoring into the board's decision was the fact that the Company received notice that TSLi's revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi's credit line, coupled with the significant deterioration in TSLi's customer base, rendered TSLi's chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of GTDATA voted unanimously to liquidate TSLi.

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company's Board of Directors with the opportunity to restructure GTDATA's debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at March 31, 2004, GTDATA had only $3,264.00 in assets as compared to $ 518,094 in liabilities.

GTDATA's plan of operation going forward is to seek outside investment, either in the form of equity or debt or a combination of the two, and begin acquiring companies that will operate as subsidiaries of GTDATA Corporation. The goal of GTDATA's management is to save the publicly traded GTDATA Corporation and build it into a profitable business through strategic acquisitions.

Currently, GTDATA does not have any employees drawing a salary nor does it have any products or services to offer for sale or to use to generate revenues. The Company is not currently performing any market or product research as the Company has no products or services to market. The only expenses currently being incurred by the Company are legal and professional fees. At March 31, 2004 the Company had approximately $3,264 in cash, and management hopes to preserve what little cash it has by using the Company's common stock to satisfy its liabilities.

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

                           FORWARD-LOOKING STATEMENTS:
                           ---------------------------

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

Item  3.  Controls  and  Procedures.

     As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company'' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities.

During the three months ended March 31, 2004, the Company satisfied approximately $397,000 of related party liabilities through issuance of 3,930,000 shares of its common stock to two individuals: (1) 1,390,000 shares to the President of the Company for $139,067 in liabilities; and (2) 2,540,000 shares to a shareholder for $255,727. The issuance of these shares were in isolated transactions not involving any public offering and were therefore exempt from the registration requirements of section 5 of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

During the three months ended March 31, 2004, the Company re-priced options for 400,000 shares of common stock which were issued during 2003 from $0.20 to $0.10 per share. As a result of this re-pricing, the Company issued the 400,000 shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock. The issuance of these shares were in isolated transactions not involving any public offering and were therefore exempt from the registration requirements of section 5 of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as Adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)     Reports  on  Form  8-K

On January 20, 2004, the Company filed a current report on Form 8-K announcing the resignation of its auditors, Squar Milner.

On March 23, 2004, the Company filed a current report on Form 8-K/A amending its report filed on January 20, 2004, giving additional detail with respect the resignation of its auditors, Squar Milner.

On March 29, 2004, the Company filed a current report on Form 8-K announcing the discontinuance of its efforts to acquire Trace Affect, a company with which it had been negotiating for the purpose of acquiring Trace Affect.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GTDATA Corporation



Date:  May  21,  2004                    /s/ Robert Genesi
                                         ------------------------------------
                                         Robert  Genesi
                                         Principal  Executive  Officer
                                         Principal  Financial  Officer
                                         Chief  Accounting  Officer
                                         Authorized  Signatory for Registrant