Form 10QSB
period 2004-06-30
GT DATA CORP
filed 2004-08-23
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ________________________
                                   FORM 10-QSB
                           __________________________
(Mark  One)
XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2004

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

          Commission  file  number:  033-05384
                                     ---------

                               GTDATA CORPORATION
             (Exact  name  of  Registrant  as  specified  in  its  charter)
                              ____________________

      NEVADA                                               87-0443026
(State or other Jurisdiction of                      IRS Employer I.D. No.)
Incorporation or organization)



                              7045 WILD WAVE DRIVE
                            LAS VEGAS, NEVADA  89131
                                 (702) 839-0724
    (Address, including zip code, and telephone and facsimile numbers, including area code, of  registrant's executive offices)
                           ___________________________


    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X]  Yes    [  ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2004: 17,561,209 shares of common stock, $.001 par value per share.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                        GTDATA CORPORATION
                          BALANCE SHEET
                          JUNE 30, 2004
                           (UNAUDITED)

                              ASSETS

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       149
  Common stock receivable. . . . . . . . . . . . . . . .       53,250
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .       53,399
                                                          -----------
Total assets . . . . . . . . . . . . . . . . . . . . . .  $    53,399
                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities . . . . . . .  $   480,343
  Due to related parties . . . . . . . . . . . . . . . .       21,500
                                                          -----------
    Total current liabilities. . . . . . . . . . . . . .      501,843
                                                          -----------
    Total liabilities. . . . . . . . . . . . . . . . . .      501,843

Commitments and contingencies. . . . . . . . . . . . . .            -

Stockholders' deficit
  Series A preferred stock, $0.001 par value; 1 share
    authorized, issued and outstanding . . . . . . . . .            -
  Series B preferred stock, $0.001 par value; 10,000,000
    authorized; and no shares issued or outstanding. . .            -
  Common stock, $0.001 par value; 250,00,000 shares
    authorized, 17,561,209 shares issued and outstanding       17,561
  Additional paid-in capital . . . . . . . . . . . . . .    2,655,493
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (3,121,499)
                                                          -----------
    Total stockholders' deficit. . . . . . . . . . . . .     (448,445)
                                                          -----------
Total liabilities and stockholders' deficit. . . . . . .  $    53,398
                                                          ===========

               See Accompanying Notes to Financial Statements

                                       GTDATA CORPORATION
                                    STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                          (UNAUDITED)


                                         For the Three Months Ended       For the Six Months Ended
                                         ---------------------------------------------------------
                                       June 30, 2004    June 30, 2003   June 30, 2004   June 30, 2003
                                       -------------    -------------   -------------   -------------
Revenue . . . . . . . . . . . . . . .  $            -   $        -      $        -      $        -

Operating expenses
  Employee compensation                             -                            -
  General and administrative. . . . .           9,863       57,308          78,964         201,548
                                       ---------------  -----------     -----------     -----------
    Total operating expenses. . . . .           9,863       57,308          78,964         201,548
                                       ---------------  -----------     -----------     -----------
Operating loss from continuing
    operations. . . . . . . . . . . .          (9,863)     (57,308)        (78,964)       (201,548)

Other income (expense):
  Other income. . . . . . . . . . . .               -            -               -               -
  Other expense . . . . . . . . . . .               -            -               -               -
  Loss from disposition of TSLi . . .               -            -               -               -
  Interest expense, net . . . . . . .               -            -
                                       ---------------  -----------     -----------     -----------
    Total other income (expense). . .               -            -               -               -
                                       ---------------  -----------     -----------     -----------
Loss from continuing operations
   before provision for income taxes.          (9,863)     (57,308)        (78,964)       (201,548)

Provision for income taxes. . . . . .               -            -               -               -
                                       ---------------  -----------     -----------     -----------
Loss from continuing operations . . .          (9,863)     (57,308)        (78,964)       (201,548)

Income (loss) from discontinued
   operations, net of taxes . . . . .               -     (138,488)              -        (109,021)
                                       ---------------  -----------     -----------     -----------
Net loss. . . . . . . . . . . . . . .  $       (9,863)  $ (195,796)  $     (78,964)     $ (310,569)
                                       ===============  ===========  ==============     ===========
Earnings (loss) per common
    share - basic and diluted:

  Loss from continuing operations . .  $        (0.00)  $    (0.02)     $    (0.01)     $    (0.06)
                                       ===============  ===========  ==============     ===========
  Income (loss) from discontinued
      operations. . . . . . . . . . .  $            -   $    (0.04)     $        -      $    (0.03)
                                       ===============  ===========  ==============     ===========
  Net loss. . . . . . . . . . . . . .  $        (0.00)  $    (0.06)     $    (0.01)     $    (0.09)
                                       ===============  ===========  ==============     ===========
Weighted average common shares
   outstanding -
  Basic and diluted . . . . . . . . .      12,992,709    3,436,209       9,427,369       3,436,209
                                       ===============  ===========  ==============     ===========

               See Accompanying Notes to Financial Statements

                         GTDATA CORPORATION
                  STATEMENT OF STOCKHOLDERS? DEFICIT
                      FOR THE SIX MONTHS ENDED
                           JUNE 30, 2004
                            (UNAUDITED)


                                    Preferred  A     Preferred  B      Common  Stock
                                   ---------------  --------------    ----------------     Additional
                                   Shares  Amount   Shares  Amount    Shares    Amount   Paid-in Capital
                                   ------  -------  ------  ------    ------    ------   ---------------
Balance, December 31, 2003. . . .       1        -       -        -  3,736,209    3,736         2,165,734

Re-pricing of stock options from
  $0.20 to $0.10 resulting in the
  issuance of an additional
  400,000 shares of common stock.       -        -       -        -    400,000      400            39,600

Shares issued to satisfy Company
  debt to its President . . . . .       -        -       -        -  1,390,000    1,390           137,677

Shares issued to satisfy Company
  debt to a shareholder . . . . .       -        -       -        -  2,540,000    2,540           255,727

Reversal of shares issued for
  Consultant . . . . . . . . . .                                      (100,000)    (100)           (9,900)

Shares issued for settlement
  of law lawsuit . . . . . . . .                                        95,000       95             4,905

Shares issued for private
 placement memorandum . . . . . .                                    4,200,000    4,200            27,300

Shares issued for private
 placement memorandum . . . . . .                                    3,500,000    3,500            22,750

Shares issued for private
 placement memorandum . . . . . .                                    1,800,000    1,800            11,700

Net loss. . . . . . . . . . . . .       -        -       -        -          -        -                 -
                                   ------  -------  ------  -------  ---------  -------  ----------------
Balance, June 30, 2004 . . . . .        1  $     -       -  $     - 17,561,209  $17,561  $      2,655,493
                                   ======  =======  ======  =======  =========  =======  ================


                                                           Total
                                  Accumulated          Stockholder?s
                                    Deficit               Deficit
                                   ----------             -------
Balance, December 31, 2003. . . .     (3,042,535)             (873,065)

Re-pricing of stock options from
  $0.20 to $0.10 resulting in the
  issuance of an additional
  400,000 shares of common stock.              -                40,000

Shares issued to satisfy Company
  debt to its President . . . . .              -               139,067

Shares issued to satisfy Company
  debt to a shareholder . . . . .              -               258,267

Reversal of shares issued for
  Consultant . . . . . . . . . .                               (10,000)

Shares issued for settlement
  of law lawsuit . . . . . . . .                                 5,000

Shares issued for private
 placement memorandum . . . . . .                               31,500

Shares issued for private
 placement memorandum . . . . . .                               26,250

Shares issued for private
 placement memorandum . . . . . .                               13,500

Net loss. . . . . . . . . . . . .        (78,964)              (78,964)
                                   --------------        --------------
Balance, June 30, 2004 . . . . .   $  (3,121,499)            $(448,445)
                                   ==============        ==============

                   See Accompanying Notes to Financial Statements
                                        -5-

                            GTDATA CORPORATION
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30 AND 2003
                               (UNAUDITED)

                                                                       For the Six Months Ended
                                                                      --------------------------
                                                                  June 30, 2004          June 30, 2003
                                                                ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $                 (78,964)  $     (310,569)
  Less: income (loss) from discontinued operations . . . .                          -         (109,021)
                                                            -------------------------   ---------------
    Loss from continuing operations. . . . . . . . . . . .                    (78,964)        (201,548)
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
      Stock based expenses . . . . . . . . . . . . . . . .                     35,000                -
      Estimated fair market value of common stock
        issued in connection with convertible debt . . . .                          -                -
      Estimated fair market value of options issued
        in connection with convertible debt. . . . . . . .                          -                -
      Write-off of note and interest receivable. . . . . .                          -                -
  Changes in operating assets and liabilities:
      Prepaid expenses . . . . . . . . . . . . . . . . . .                          -
      Other receivable - related party . . . . . . . . . .                          -
      Accounts payable and accrued liabilities . . . . . .                        250          476,747
      Interest payable . . . . . . . . . . . . . . . . . .                          -            6,229
                                                            -------------------------   ---------------
   Net cash used in operating activities of continuing
      operations . . . . . . . . . . . . . . . . . . . . .                    (43,714)         281,428

CASH FLOW FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . . . . . . . .                     18,000                -
  Proceeds from borrowings from related parties. . . . . .                     21,500                -
  Principal repayments on notes payable to related parties                          -          (26,000)
                                                            -------------------------   ---------------
  Net cash provided by financing activities of continuing
      operations . . . . . . . . . . . . . . . . . . . . .                     39,500          (26,000)
                                                            -------------------------   ---------------
NET CASH PROVIDED BY (USED IN) CONTINUING
     OPERATIONS. . . . . . . . . . . . . . . . . . . . . .                     (4,214)         255,428

NET CASH PROVIDED BY (USED IN) DISCONTINUED
    OPERATIONS . . . . . . . . . . . . . . . . . . . . . .                          -         (303,402)
                                                            -------------------------   ---------------
NET CHANGE IN CASH . . . . . . . . . . . . . . . . . . . .                     (4,214)         (47,974)

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . .                      4,363           50,108
                                                            -------------------------   ---------------
CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . .  $                     149   $        2,134
                                                            =========================   ===============

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going  concern  -  The accompanying financial statements have been prepared on a
--------------
going  concern  basis,  which  contemplates  the  realization  of assets and the
--
satisfaction  of  liabilities  in the normal course of business. The Company has
--
incurred  incurred net losses of  approximately $79,000 for the six months ended
--
June 30, 2004, has current liabilities in excess of current assets by approximately $448,000 and currently has operations other than managing its corporate affairs. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the six months ended June 30, 2004.

3.     DUE  TO  RELATED  PARTIES
       -------------------------

During the six months ended June 30, 2004, the Company satisfied approximately $397,000 of related party liabilities through issuance of 3,930,000 shares of its common stock to two individuals: (1) 1,390,000 shares to the President of the Company for $139,067 in liabilities; and (2) 2,540,000 shares to a shareholder for $255,727. As of June 30, 2004, the Company had a remaining balance due to a related parties of $21,500.

4.     RE-PRICED  STOCK  OPTIONS
       -------------------------

During the six months ended June 30, 2004, the re-priced options for 400,000 shares of common stock which were issued during 2003 from $0.20 to $0.10 per share. As a result of this re-pricing, the Company issued the 400,000 shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  STATEMENTS
---------------------------

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ.

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

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company's Board of Directors with the opportunity to restructure GTDATA's debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at June 30, 2004, GTDATA had only $53,399 in assets as compared to $ 501,843 in liabilities.

GTDATA's plan of operation going forward is to seek outside investment, either in the form of equity or debt or a combination of the two, and begin acquiring companies that will operate as subsidiaries of GTDATA Corporation. The goal of GTDATA's management is to save the publicly traded GTDATA Corporation and build it into a profitable business through strategic acquisitions.

Liquidity,  Capital  Resources,  and  Contingencies

At June 30, 2004, the Company had nominal cash of $149. Accordingly, the Company must secure additional funding if it is to continue as a going concern. The Company's short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional debt or equity financing. Without an immediate cash infusion, it is not likely that the Company will be able to continue as a going concern.

ITEM  3  -  CONTROLS  AND  PROCEDURES.

We have evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On April 28, 2004, the Company was ordered to appear in the Orange County Superior Court, case number 03SS02526 in connection with the case of Gerald Deciccio, Plaintiff, and GTDATA Corporation, Defendant, and furnish information to aid in enforcement of a money judgment the Company in the amount of $5,000 which Plaintiff obtained on October 27, 2003. In lieu of appearance, the Company settled the judgment with the Plaintiff upon payment of $1,000 and the issuance of 95,000 shares of common stock of the Company.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

During the period covered by this report, the Company issued 95,000 shares of common stock to Gerald Deciccio in partial settlement of a judgment in the amount of $5,000 Mr. Deciccio held against the Company. The issuance of these shares was in an isolated transaction not involving any public offering and was therefore exempt from the registration requirements of section 5 of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

During the period covered by this report, the Company issued a total of 9,500,000 shares of common stock in a private placement to one investor in exchange for a total of $45,000. The issuance of these shares was in an isolated transaction not involving any public offering and was therefore exempt from the registration requirements of section 5 of the Act pursuant to section 4(2) of the Act.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  Applicable.
ITEM  5.  OTHER  INFORMATION.

Not  Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits

EXHIBIT
NUMBER.  DESCRIPTION

31.1     Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
         14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1     Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*


     (b)  Reports  on  Form  8-K.

          None
                                      -10

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     August  20,  2004

                                           GTDATA  CORPORATION


                                           By:  /s/ Robert Genesi
                                                -------------------------------
                                           Name:  Robert  Genesi
                                           Title: Principal Executive Officer
                                                  Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER.  DESCRIPTION



31.1     Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
         14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1     Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

_______