Form 10QSB
period 2004-09-30
GT DATA CORP
filed 2004-11-22
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ________________________
                                   FORM 10-QSB
                           __________________________
(Mark  One)
    XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended SEPTEMBER 30, 2004

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

                                [X]  Yes    [  ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004: 17,561,209 shares of common stock, $.001 par value per share.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      -2-
                        GTDATA CORPORATION
                          BALANCE SHEET
                       SEPTEMBER 30, 2004
                           (UNAUDITED)

                             ASSETS

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,034
  Common stock receivable. . . . . . . . . . . . . . . .       27,750
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .       29,784
                                                          -----------
Total assets . . . . . . . . . . . . . . . . . . . . . .  $    29,784
                                                          ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities . . . . . . .  $   481,228
  Notes payable, related party . . . . . . . . . . . . .        2,000
  Notes payable. . . . . . . . . . . . . . . . . . . . .        3,000
                                                          -----------
    Total current liabilities. . . . . . . . . . . . . .      486,228
                                                          -----------
    Total liabilities. . . . . . . . . . . . . . . . . .      486,228

Commitments and contingencies. . . . . . . . . . . . . .            -

Stockholders' deficit
  Series A preferred stock, $0.001 par value; 1 share
    authorized, issued and outstanding . . . . . . . . .            -
  Series B preferred stock, $0.001 par value; 10,000,000
    authorized; and no shares issued or outstanding. . .            -
  Common stock, $0.001 par value; 250,00,000 shares
    authorized, 17,561,209 shares issued and outstanding       17,561
  Additional paid-in capital . . . . . . . . . . . . . .    2,655,493
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (3,129,498)
                                                          ------------
    Total stockholders' deficit. . . . . . . . . . . . .     (456,444)
                                                          ------------
Total liabilities and stockholders' deficit. . . . . . .  $    29,784
                                                          ============

              See Accompanying Notes to Financial Statements

                                   GTDATA CORPORATION
                                STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                       (UNAUDITED)

                                   For the Three Months Ended  For the Nine Months Ended
                                   --------------------------  -------------------------
                                       Sept. 30,    Sept. 30,    Sept. 30,     Sept. 30,
                                         2004         2003         2004          2003
                                     ------------  -----------  ------------  -----------
Revenue . . . . . . . . . . . . . .  $         -   $        -   $         -   $        -

Operating expenses
  Employee compensation . . . . . .            -       27,625             -       88,559
  General and administrative. . . .        8,000       55,812        86,963      213,333
                                     ------------  -----------  ------------  -----------
    Total operating expenses. . . .        8,000       83,437        86,963      301,892
                                     ------------  -----------  ------------  -----------
Operating loss from continuing
 operations . . . . . . . . . . . .       (8,000)     (83,437)      (86,963)    (301,892)

Other income (expense):
  Other income. . . . . . . . . . .            -            -             -            -
  Other expense . . . . . . . . . .            -            -             -            -
  Interest expense, net . . . . . .            -       (9,826)            -      (22,386)
                                     ------------  -----------  ------------  -----------
    Total other income (expense). .            -       (9,826)            -      (22,386)
                                     ------------  -----------  ------------  -----------
Loss from continuing operations
 before provision for income taxes.       (8,000)     (93,263)      (86,963)    (324,278)

Provision for income taxes. . . . .            -            -             -            -
                                     ------------  -----------  ------------  -----------
Loss from continuing operations . .       (8,000)     (93,263)      (86,963)    (324,278)

Income (loss) from discontinued
 operations, net of taxes . . . . .            -     (553,889)            -     (633,443)
                                     ------------  -----------  ------------  -----------
Net loss. . . . . . . . . . . . . .  $    (8,000)  $ (647,152)  $   (86,963)  $ (957,721)
                                     ============  ===========  ============  ===========
Earnings (loss) per common share -
 basic and diluted:

  Loss from continuing operations .  $     (0.00)  $    (0.03)  $     (0.01)  $    (0.09)
                                     ============  ===========  ============  ===========
  Income (loss) from discontinued
   operations . . . . . . . . . . .  $         -   $    (0.15)  $         -   $    (0.18)
                                     ============  ===========  ============  ===========
  Net loss. . . . . . . . . . . . .  $     (0.00)  $    (0.18)  $     (0.01)  $    (0.27)
                                     ============  ===========  ============  ===========
Weighted average common shares
 outstanding -
  Basic and diluted . . . . . . . .   17,561,209    3,636,209    12,188,125    3,502,876
                                     ============  ===========  ============  ===========

                      See Accompanying Notes to Financial Statements

                         GTDATA CORPORATION
                  STATEMENT OF STOCKHOLDERS DEFICIT
                      FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 2004
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
                                   ======  =======  ======  =======  =========  =======  ================


                                                           Total
                                  Accumulated          Stockholder?s
                                    Deficit               Deficit
                                   ----------             -------
Balance, December 31, 2003. . . .     (3,042,535)             (873,065)

Re-pricing of stock options from
  $0.20 to $0.10 resulting in the
  issuance of an additional
  400,000 shares of common stock.              -                40,000

Shares issued to satisfy Company
  debt to its President . . . . .              -               139,067

Shares issued to satisfy Company
  debt to a shareholder . . . . .              -               258,267

Reversal of shares issued for
  Consultant . . . . . . . . . .                               (10,000)

Shares issued for settlement
  of law lawsuit . . . . . . . .                                 5,000

Shares issued for private
 placement memorandum . . . . . .                               31,500

Shares issued for private
 placement memorandum . . . . . .                               26,250

Shares issued for private
 placement memorandum . . . . . .                               13,500

Net loss. . . . . . . . . . . . .        (86,963)              (86,963)                                   -
-------------        --------------
Balance, September 30, 2004 . . .  $  (3,129,498)            $(456,444)
                                   ==============        ==============

                   See Accompanying Notes to Financial Statements

                           GTDATA CORPORATION
                        STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                                          For the Nine Months Ended
                                                             --------------------
                                                             Sept. 30,  Sept. 30,
                                                               2004       2003
                                                             ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(86,963)  $(957,721)
  Less: income (loss) from discontinued operations. . . . .         -    (633,443)
                                                             ---------  ----------
    Loss from continuing operations . . . . . . . . . . . .   (86,963)   (324,278)
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
      Stock based expenses. . . . . . . . . . . . . . . . .    35,000      15,000
      Estimated fair market value of common stock
        issued in connection with convertible debt. . . . .         -           -
      Estimated fair market value of options issued
        in connection with convertible debt . . . . . . . .         -           -
      Write-off of note and interest receivable . . . . . .         -           -
  Changes in operating assets and liabilities:
      Prepaid expenses. . . . . . . . . . . . . . . . . . .         -
      Other receivable - related party. . . . . . . . . . .         -
      Accounts payable and accrued liabilities. . . . . . .     1,134      76,712
      Interest payable. . . . . . . . . . . . . . . . . . .         -      18,574
                                                             ---------  ----------
   Net cash used in operating activities of continuing
     operations . . . . . . . . . . . . . . . . . . . . . .   (50,829)   (213,992)

CASH FLOW FINANCING ACTIVITIES
  Proceeds from issuance of common stock. . . . . . . . . .    43,500      60,000
  Proceeds from borrowings from related parties . . . . . .     2,000           -
  Proceeds from borrowings on notes payable . . . . . . . .     3,000      20,000
                                                             ---------  ----------
  Net cash provided by financing activities of
     continuing operations. . . . . . . . . . . . . . . . .    48,500      80,000
                                                             ---------  ----------
NET CASH PROVIDED BY (USED IN)
   CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . .    (2,329)   (133,992)

NET CASH PROVIDED BY DISCONTINUED
   OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .         -     106,776
                                                             ---------  ----------
NET CHANGE IN CASH. . . . . . . . . . . . . . . . . . . . .    (2,329)    (27,216)

CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . .     4,363      50,108
                                                             ---------  ----------
CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . .  $  2,034   $  22,892
                                                             =========  ==========

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $8,000 and $86,000 for the three and nine months ended September 30, 2004, has current liabilities in excess of current assets by approximately $457,000 and currently has no operations other than managing its corporate affairs. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the three and nine months ended September 30, 2004.

3.     DUE  TO  RELATED  PARTIES
       -------------------------

During the nine months ended September 30, 2004, the Company satisfied approximately $397,000 of related party liabilities through issuance of 3,930,000 shares of its common stock to two individuals: (1) 1,390,000 shares to the President of the Company for $139,067 in liabilities; and (2) 2,540,000 shares to a shareholder for $258,267. As of September 30, 2004, the Company had a remaining balance due to a related parties of $2,000.

4.     RE-PRICED  STOCK  OPTIONS
       -------------------------

During the nine months ended September 30, 2004, the re-priced options for 400,000 shares of common stock which were issued during 2003 from $0.20 to $0.10 per share. As a result of this re-pricing, the Company issued the 400,000 shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock.

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

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company's Board of Directors with the opportunity to restructure GTDATA's debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at September 30, 2004, GTDATA had only $29,784 in assets as compared to $ 486,228 in liabilities.

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

Liquidity,  Capital  Resources,  and  Contingencies

At September 30, 2004, the Company had nominal cash of $2,034. Accordingly, the Company must secure additional funding if it is to continue as a going concern. The Company's short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional debt or equity financing. Without an immediate cash infusion, it is not likely that the Company will be able to continue as a going concern.

ITEM  3  -  CONTROLS  AND  PROCEDURES.

We have evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Not Applicable

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

Not Applicable

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



Date:     November 19, 2004

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