Form 10KSB
period 2004-12-31
GT DATA CORP
filed 2005-04-15
CIK 793981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 033-05844-NY

GTDATA CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA                                                                                     87-0443026
(State or other jurisdiction of                                                                                  (I.R.S. Employer
incorporation or organization)                                                                                Identification Number)

7045 Wild Wave Drive
Las Vegas, Nevada                     89131
(Address of principal executive offices)                  (Zip Code)

Registrant’s telephone number, including area code:  (702) 839-0724

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Revenues for the fiscal year ending December 31, 2004 were $ 0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2004 $ 244,588.

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2004 is 1,852,390.

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

Business Operations

Since the assignment of TSLI, GTDATA has had no active business operations other than searching out new business opportunities that have potential for profit. On January 22, 2005, GTDATA acquired a 100% interest in a copper, gold and platinum mineral prospect (the “Property”). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals’, Mount Polley copper/gold mine.

The Property was acquired from Frontier Explorations Corp., a Delaware corporation, which had acquired the Property from Mr. Autry Combs. Neither the registrant nor any of its affiliates have a material relationship with Frontier Explorations Corp. or Mr. Combs. The registrant issued 9,858,434 shares of common stock valued at $80,000.00 in the aggregate in exchange for the Property.

It is the intention of GTDATA to now take steps to test the commercial viability of the mineral deposits that may exist upon the Property. If it is determined that sufficient mineral deposits exist upon the Property to warrant the development of the minerals, it is the intention of GTDATA to develop the necessary mining operations to retrieve and process the minerals for commercial purposes.

At the present time, GTDATA does not have the cash resources necessary to develop the Property and will need to obtain the capital necessary to go forward with its exploration and development plans. GTDATA is now formulating the plans for the obtainment of that capital.

Government Regulation

Mineral exploration and mining is regulated by both the government of Canada and the Province of British Columbia. These laws and regulations relate to both the exploration for and the harvesting of mineral deposits. They include laws about investing certain amount of capital in the exploration process and about mining safety and environmental concerns. Conforming to these laws will increase the cost of doing business for GTDATA. Failure to comply with these laws can result in the loss of the mineral prospect and damages for improper treatment of the environment. It is the intention of GTDATA to comply with all laws and regulations that pertain to the exploration for minerals and the harvesting of minerals on the Property.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants during the time it is evaluating the commercial viability of the mineral deposits on the Property.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Market Information

The common shares of the Company are listed on the OTC Bulletin Board under the symbol GTDN.OB. Following is the high and low sales prices for each quarter beginning with the first calendar quarter of 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2004		Fiscal 2003
Common Stock	High	Low	High	Low
First Quarter	$0.17	$0.09	$0.15	$0.02
Second Quarter	$0.51	$0.08	$0.35	$0.07
Third Quarter	$0.12	$0.08	$0.35	$0.15
Fourth Quarter	$0.40	$0.07	$0.35	$0.09

On April 12, 2004, the last trade of our common shares was $0.15. At April 15, 2004 there were approximately 390 record holders of GTDATA’s common stock. The transfer agent of our common stock is Standard Register and Transfer Co.

Dividends

GTDATA has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1)	we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less that the sum of our total liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION
________________________________________________________________________
plan category	number of securities to be issued upon exercise of outstanding options, warrants and rights	weighted average exercise price of outstanding options, warrants and rights
	(a)	(b)
equity compensation plans approved by security holders	-0-	-0-
equity compensation plans not approved by security holders	-0-	-0-
total	-0-	-0-

Item 6. Plan of Operations

Overview

GTDATA is a Nevada based corporation. During most of 2003, it conducted its business operations through its then wholly-owned subsidiaries, TSLi and GTDATA Delaware. (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, GTDATA’s Board of Directors voted unanimously to sign a General Assignment Agreement with The Hamer Group that effectively resulted in the liquidation of TSLi. The decision by GTDATA’s Board of Directors was based primarily on the significant deterioration of both TSLi’s customer base and its financial condition. Also factoring into the board’s decision was the fact that the Company received notice that TSLi’s revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi’s credit line, coupled with the significant deterioration in TSLi’s customer base, rendered TSLi’s chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of GTDATA voted unanimously to liquidate TSLi.

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company’s Board of Directors with the opportunity to restructure GTDATA’s debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at fiscal year end, GTDATA had only $1,149 in assets as compared to $242,737 in liabilities.

On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the “Property”). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals’, Mount Polley copper/gold mine. Our business plan is now to explore and develop the potential minerals on the Property. Currently, GTDATA does not have any employees drawing a salary nor does it have any products or services to offer for sale or to use to generate revenues.

Liquidity, Capital Resources, and Contingencies

The Company currently has a number of obligations that it is unable to meet without generating revenues or raising additional capital. If the Company cannot generate revenues or raise additional capital in the near future, the Company will not be able to develop its business plan and may become insolvent and its stock would become illiquid or worthless.

The Company expects to continue using stock to satisfy its liabilities as it continues to cope with both its net losses and working capital shortfall. With no current means to generate revenues, the Company must secure additional funding if it is to continue as a going concern. The Company’s short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional financing. Without an immediate cash infusion, it is not likely that the Company will be able to continue as a going concern.

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

Item 7. Financial Statements

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm1

Financial Statements

Balance Sheet2

Statements of Operations3

Statement of Stockholders' Deficit4

Statements of Cash Flows5

Notes to Financial Statements6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GT Data Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of GT Data Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders' defcit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GT Data Corporation as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company
De Joya & Company
Henderson, Nevada
April 12, 2005

GTDATA CORPORATION
BALANCE SHEET
DECEMBER 31, 2004
ASSETS	December 31, 2004

Current assets
Cash	$1,149
Common stock receivable	-
Total current assets	1,149

Total assets	$1,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$209,737
Due to related parties	33,000
Total current liabilities	242,737

Total liabilities	242,737

Commitments and contingencies	-

Stockholders' deficit
Series A preferred stock, $0.001 par value; 1 share
authorized, issued and outstanding	-
Series B preferred stock, $0.001 par value; 10,000,000
authorized; and no shares issued or outstanding	-
Common stock, $0.001 par value; 250,00,000 shares
authorized, 1,852,390 shares issued and outstanding	1,853
Additional paid-in capital	2,882,710
Accumulated deficit	(3,126,150)
Total stockholders' deficit	(241,587)

Total liabilities and stockholders' deficit	$1,149

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31, 2004	December 31, 2003

Revenue	$-	$-

Operating expenses
Employee compensation	-	95,048
General and administrative	83,282	220,078

Total operating expenses	83,282	315,126

Operating loss from continuing operations	(83,282)	(315,126)

Other income (expense):
Other income	-	-
Other expense	-	-
Loss from disposition of TSLi	-	(41,179)
Interest expense, net	(332)	(22,381)

Total other income (expense)	(332)	(63,560)

Loss from continuing operations before provision for income taxes	(83,614)	(378,686)

Provision for income taxes	-	-

Loss from continuing operations	(83,614)	(378,686)

Income (loss) from discontinued operations, net of taxes	-	(77,994)

Net loss	$(83,614)	$(456,680)

Earnings (loss) per common share - basic and diluted:

Loss from continuing operations	$(0.06)	$(1.09)

Income (loss) from discontinued operations	$-	$(0.22)

Net loss	$(0.06)	$(1.32)

Weighted average common shares outstanding -
Basic and diluted	1,397,111	346,954

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENT OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

									Total
	Preferred A		Preferred B		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2002	-	$-	-	$-	343,621	$344	$2,109,127	$(2,585,856)	$(476,385)

Shares issued in connection with	-	-	-	-	20,000	20	39,980	-	40,000
exercise of stock options

Value of stock options issued and	-	-	-	-	10,000	10	19,990	-	20,000
exercised

Net loss	-	-	-	-	-	-	-	(456,680)	(456,680)

Balance, December 31, 2003	-	-	-	-	373,621	374	2,169,097	(3,042,536)	(873,065)

Re-pricing of stock options from
$0.20 to $0.10 resulting in the
issuance of an additional
400,000 shares of common stock	-	-	-	-	40,000	40	39,960	-	40,000

Shares issued to satisfy Company
debts to its President and a former officer	-	-	-	-	383,000	383	456,578	-	456,961

Shares issued for private placement
memorandum					600,000	600	44,400		45,000

Shares issued for consulting services					350,000	350	25,900		26,250

Shares issued in satisfaction accounts
payable to third parties					105,769	106	146,775		146,881

Net loss	-	-	-	-	-	-	-	(83,614)	(83,614)

Balance, December 31, 2004	-	-	-	-	1,852,390	1,853	2,882,710	(3,126,150)	(241,587)

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,614)	$(456,680)
Less: income (loss) from discontinued operations	-	(77,994)
Loss from continuing operations	(83,614)	(378,686)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Stock based expenses	66,250	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(65,850)	86,714
Interest payable	-	18,274

Net cash used in operating activities of continuing operations	(83,214)	(273,698)

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock	45,000	60,000
Proceeds from borrowings from related parties	2,000	20,000
Proceeds from borrowings on notes payable	33,000	-

Net cash provided by financing activities of continuing operations	80,000	80,000

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(3,214)	(193,698)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	147,953

NET CHANGE IN CASH	(3,214)	(45,745)

CASH AT BEGINNING OF YEAR	4,363	50,108

CASH AT END OF YEAR	$1,149	$4,363

SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-

Income Taxes Paid	$-	$-
Non-cash activities:
Shares issued for settlement of debts to related parties	$462,961	$-
Shares issued in settlement of lawsuit	$6,000	$-
Shares issued in settlement of accounts payable	$140,880	$-

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the discontinued operations of TSLi activities, the Company's sole activity as of December 31, 2004 and 2003 is maintaining its corporate affairs.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern - The Company incurred a net loss of approximately $84,000 and $457,000 for the years ended December 31, 2004 and 2003, respectively. The Company's liabilities exceed its assets by approximately $242,000 as of December 31, 2004. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $3,142,000 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2004, the Company has two stock-based employee compensation plans, which are described in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretation. No compensation cost has been recognized for such compensation plans. Cash options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method of SFAS 123 to stock-based employee compensation.

                    2004      2003
                -------------     --------------
Net loss:
    As reported                                                         $ (83,614)     $   (456,680)
    Deduct:   Total stock-based employee compensation expense determined under fair
        value-based method for all awards, net of related tax effects                         --         (281,261)
                                                                   --------------     --------------
    Proforma                                                             $ (83,614)    $    (737,941)
                                                                 ============== ==============

Loss per common share:
    As reported                                                         $     (0.06)     $       (0.11)
                                                                 ============== ==============
    Proforma                                                           $     (0.06)     $      (0.21)
                                                                 ============== ==============

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

New accounting pronouncements - In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements - (continued)

The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

      SFAS 123R permits public companies to choose between the following two adoption methods:

      1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

      2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Due to timing of the release of SFAS 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

Reclassification - The financial statements for 2004 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

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

The following is a summary of activities from discontinued operations for the year ended December 31, 2003:

                                    2003
Revenues. .. . . . . . . . . . . . . . . . . . . ………..             $1,902,156
Expenses. .. . . . . . . . . . . . . . . . . . . . ……….                   1,980,150
Income (loss) before provision for income taxes            (77,994)
Provision for income taxes. . . . . . . . . . . . .                  --
Income (loss) from discontinued operations. . .            $(77,994)
==========

NOTE 3 - RELATED PARTY TRANSACTIONS-

Due to Related Parties - Due to related parties at December 31, 2004 totaling $33,000 consist of working capital advances from two of the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

The President and a former officer of the Company accepted shares of 383,000 shares in lieu of the outstanding debt totaling $456,961 during 2004.

NOTE 4 - INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $3,142,000 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2024, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $3,142,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2004, significant components of the Company's deferred tax assets are approximately as follows:

Net operating loss                              $(3,142,000)
Stock based compensation                           1,171,865
                                        -----------------
    Total deferred tax assets                           1,970,135
    Valuation allowance for deferred tax assets             (1,970,135)
  -----------------

Net deferred tax assets                               $     --
                                             ==========

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock - The Company's articles of incorporation authorize up to 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of
Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2004, the Company has 1 share of Preferred A issued and outstanding.

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

Common Stock - During 2004, the Company approved a 1-for-10 reverse stock split on its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted as if the reverse stock split had occurred at the Company’s inception.

During 2004, the Company issued 20,000 shares of its common stock to its President as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 20,000 shares of common stock. The re-pricing and additional issuance of such options has resulted in an expense to Company of approximately $20,000 which has been reflected in 2004.

During 2004, the Company issued 20,000 shares of its common stock to a stockholder as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 20,000 shares of common stock. The re-pricing and additional issuance of such options has resulted in an expense to Company of approximately $20,000 which has been reflected in 2004.

During 2004, the Company issued 383,000 shares of its common stock to its President and a former officer/founder in satisfaction of amount due to them approximating $457,000.

Through a private placement, the Company sold 6,00,000 shares of its common stock at an exercise price of $0.075 per share or a total of $45,000. Included with the placement, the Company issued 350,000 shares valued at $26,250 for consulting services which had been expensed in 2004.

During 2004, the Company issued 105,769 shares in satisfaction of $146,881 in accounts payable.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 5 - STOCKHOLDERS' EQUITY - (continued)

Stock Options - In February 2000, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2000 Stock Option Plan ("the 2000 plan"). As amended, a total of 333,333 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

In March 2001, the Company's Board of Directors and majority shareholders approved and adopted the GT Data Corporation 2001 Stock Option Plan ("the 2001 plan"). A total of 4,500,000 shares of common stock are reserved for issuance under the 2001 plan. The exercise price for each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2001 plan shall terminate ten years after its adoption by the
Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

During the year ended December 31, 2003, the Company issued options for 190,285 shares of common stock pursuant to the 2001 plan at an exercise prices ranging from $2.00 to $4.00.

The following is a status of the stock options outstanding at December 31, 2004 and 2003 and the changes during the two years then ended:

	Year Ended December 31,
	2004		2003
	Weighted		Weighted
	Average		Average
	Options	Price	Options	Price

Outstanding, beginning of year	65,000	4.00	17,267	37.10
Granted	--	--	190,285	3.70
Exercised	--	--	(30,000)	2.00
Cancelled/Forfeited	--	--	(112,552)	9.00

Outstanding, end of year	65,000	$4.00	65,000	$4.00

Exercisable, end of year	65,000	4.00	65,000	4.00

Weighted average fair
value of options granted		$1.50		$1.50

65,000 of the outstanding options at December 31, 2004 have exercise prices $4.00 per share average remaining contractual life of 8 years. All 65,000 of these options were exercisable during 2004.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 5 - STOCKHOLDERS' EQUITY - (continued)

Stock Options (continued)

Had compensation costs for the Company's 2003 options granted to employees been determined under SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranging from 366% to 470%, (iii) weighted average risk free interest rate of approximately 4% and (iv) average expected useful life of 3 years.

During 2004, the re-priced options for 400,000 shares of common stock which were issued during 2003 from $0.20 to $0.10 (pre-reverse stock split) per share. As a result of this re-pricing, the Company issued the 400,000 shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock.

Warrants - From time to time, the Company issues warrants pursuant to various consulting agreements. There were no warrants granted during fiscal years ended 2004 and 2003.

The following represents a summary of warrants outstanding for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004		2003
	Weighted		Weighted
	Average		Average
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	2,000	50.00	2,000	50.00
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled/Forfeited	--	--	--	--

Outstanding, end of year	2,000	$50.00	2,000	$50.00

Exercisable, end of year	2,000	50.00	2,000	50.00

All of the warrants outstanding at December 31, 2003 have an exercise price of $50.00 per share and a weighted average remaining contractual life of 1.5 years. All of the warrants are exercisable at December 31, 2004.

NOTE 6 - SUBSEQUENT EVENTS

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement (“Agreement”) with a Company that holds and Option Purchase Agreement (“Contract”) for purchase and sale of property in British Columbia, Canada.
In consideration for the Agreement, the Company issued 9,858,434 shares of common stock valued at $80,000.00.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

By letter dated January 12, 2004, Squar, Milner, Reehl & Williamson, LLP of Newport Beach, California (“Squar Milner”), informed the Registrant that Squar Milner had resigned as the accountant for the Registant. Squar Milner had been serving as the independent accountant for the Registrant engaged as the principal accountant to audit the Registrant’s financial statements. The report of Squar Milner dated February 20, 2003, with respect to its audit of the consolidated balance sheet of the Registrant as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended, stated that certain factors listed in the report raised substantial doubt about the Registrant’s ability to continue as a going concern. Otherwise, no report of Squar Milner with respect to any financial statement of the Registrant contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the Registrant’s two most recent fiscal years and, without limitation, the interim period from December 31, 2002, the date of the last audited financial statements, to January 12, 2004, the date of resignation, Squar Milner and the Registrant have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Registrant’s two most recent fiscal years and, without limitation, the interim period from December 31, 2002, the date of the last audited financial statements, to January 12, 2004, the date of resignation, Squar Milner has not:
•	Advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;
•
Advised the Registrant that information has come to Squar Milner’s attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management;

•
Advised the Registrant of the need to expand significantly the scope of its audit, or that information has come to Squar Milner’s attention during the time period to which this paragraph applies, that if further investigated may; (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements, or (ii) cause Squar Milner to be unwilling to rely on management’s representations or be associated with the Registrant’s financial statements; and due to Squar Milner’s resignation (due to audit scope limitations or otherwise) or for any other reason, expanded the scope of Squar Milner’s audit or conduct such further investigation; or

•
Advised the Registrant that information has come to Squar Milner’s attention that it has concluded materially immaterially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued convering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Squar Milner’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements); and due to Squar Milner’s resignation or for any other reason, the issue has not been resolved to Squar Milner’s satisfaction prior to its resignation.

On March 5, 2004, the Registrant engaged De Joya & Company of Las Vegas, Nevada, as its new independent accountant for the Registrant to audit the Registrant’s financial statements beginning with the fiscal year ending December 31, 2003. During the Registrant’s two most recent fiscal years and any subsequent interim periods prior to engaging the new accountant, neither the Registrant nor any one on the Registrant’s behalf consulted with the new accountant on any matters specified in Item 304 (a) (2) of Regulation S-B.

Item 8A: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name    Age     Position (1)       Since

Robert Genesi   67  President, CEO, CFO         Mar, 2001
                Secretary, Treasurer
                Director

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

Item 10. Executive Compensation

The following table sets forth certain information as to our CEO.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Robert Genesi	CEO CFO Director	2004 2003 2002	$ $105,000 $130,000	0 0 0	$ (1) $12,000 (1) $60,437 (1)	0 0 0	0 0 0	0 0 0	0 0 0

(1) Includes housing and car allowance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of April 15, 2005 and by the officers and directors of the Company individually and as a group.

    Common          Percent of
Name and Address                Shares       Class
_____________________________________________________________________________________________________________________________________________________________________________________

Robert Genesi                    222,000      1.9%
7045 Wild Wave Drive
Las Vegas, Nevada 89131

Frontier Explorations Corp           9,858,434      84.2%

All Executive officers and
Directors as a Group (1 person)                 222,000              1.9%

Item 12. Certain Relationships and Related Transactions

The President and another former officer of the Company accepted 383,000 shares in lieu of outstanding debt totaling $456,961 during 2004.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The Company filed no current reports on Form 8-K during the fiscal quarter ended December 31, 2004.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was $10,500.00. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was $10,000.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTDATA CORPORATION

/s/ Robert Genesi
By: ___________________________________
Robert Genesi, CEO
Date: April 15, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Genesi
By:  ___________________________________
Robert Genesi
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Director
Date: April 15, 2005