Form 10QSB
period 2005-03-31
GT DATA CORP
filed 2005-05-16
CIK 793981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB
________________________
(Mark One)
XX  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended MARCH 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 033-05384

GTDATA CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	87-0443026
(State or other Jurisdiction of	(IRS Employer I.D. No.)
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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2005:
11,710,824 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GTDATA CORPORATION
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$1,149
Total current assets	1,149

Mineral Rights	80,000

Total assets	$81,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$212,737
Due to related parties	38,500
Total current liabilities	251,237

Total liabilities	251,237

Commitments and contingencies	-

Stockholders' deficit
Series A preferred stock, $0.001 par value; 1 share
authorized, issued and outstanding	-
Series B preferred stock, $0.001 par value; 10,000,000
authorized; and no shares issued or outstanding	-
Common stock, $0.001 par value; 250,00,000 shares
authorized, 11,710,824 shares issued and outstanding	11,711
Additional paid-in capital	2,952,852
Accumulated deficit	(3,134,650)
Total stockholders' deficit	(170,087)

Total liabilities and stockholders' deficit	$81,149

GTDATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2004	March 31, 2004

Revenue	$-	$-

Operating expenses
General and administrative	8,500	54,190

Total operating expenses	8,500	54,190

Operating loss from continuing operations	(8,500)	(54,190)

Other income (expense):
Interest expense, net	-	-

Total other income (expense)	-	-

Loss from continuing operations before provision for income taxes	(8,500)	(54,190)

Provision for income taxes	-	-

Net loss	$(8,500)	$(54,190)

Earnings (loss) per common share - basic and diluted:

Net loss	$(0.00)	$(0.09)

Weighted average common shares outstanding -
Basic and diluted	8,587,938	590,121

GTDATA CORPORATION
STATEMENT OF STOCKHOLDERS DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

									Total
	Preferred A		Preferred B		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2004	-	$-	-	$-	1,852,390	$1,853	$2,882,710	$(3,126,150)	$(241,587)

Issuance of shares in exchange for
mineral claims					9,858,434	9,858	70,142		80,000

Net loss	-	-	-	-	-	-	-	(8,500)	(8,500)

Balance, March 31, 2005	-	$-	-	$-	11,710,824	$11,711	$2,952,852	$(3,134,650)	$(170,087)

GTDATA CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,500)	$(54,190)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Stock based expenses	-	40,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Other receivable - related party		-
Accounts payable and accrued liabilities	-	(24,909)
Interest payable	-	-

Net cash used in operating activities of continuing operations	(8,500)	(39,099)

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from borrowings from related parties	-	38,000
Proceeds from borrowings on notes payable to related parties	8,500	-

Net cash provided by financing activities of continuing operations	8,500	38,000

NET CHANGE IN CASH	-	(1,099)

CASH AT BEGINNING OF YEAR	1,149	4,363

CASH AT END OF PERIOD	$1,149	$3,264

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Shares issued to acquire assignment of
mineral claims	$80,000	$-

Shares issued to satisfy Company
debt to its President	$-	$40,000

Shares issued to satisfy Company
debt to a shareholder	$-	$456,961

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of GTData Corporation (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of GTData Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $8,500 for the three months ended March 31, 2005, has current liabilities in excess of current assets by approximately $250,000 and currently has no operations other than managing its corporate affairs. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Reclassifications - Certain reclassifications have been made in the prior period financial statements to conform to the current presentation.

Common Stock - During 2004, the Company approved a 1-for-10 reverse stock split on its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted as if the reverse stock split had occurred at the Company’s inception.

GTDATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POILICIES

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

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock, neither granted warrants or options, to employees for compensation for the three months ended March 31, 2005.

3.	MINERAL RIGHTS

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement (“Agreement”) with a Company that holds and Option Purchase Agreement (“Contract”) for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 9,858,434 shares of common stock valued at $80,000.00. On January 22, 2005, the registrant acquired the 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine.

4.	DUE TO RELATED PARTIES

Related parties to the company have advanced funds to pay ongoing operating expenses of the company. As of March 31, 2005, the Company had a remaining balance due to a related parties of $38,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Overview

GTDATA is a Nevada based corporation. During most of 2003, it conducted its business operations through its then wholly-owned subsidiaries, TSLi and GTDATA Delaware. (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, GTDATA?s Board of Directors voted unanimously to sign a General Assignment Agreement with The Hamer Group that effectively resulted in the liquidation of TSLi. The decision by GTDATA?s Board of Directors was based primarily on the significant deterioration of both TSLi?s customer base and its financial condition. Also factoring into the board?s decision was the fact that the Company received notice that TSLi?s revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi?s credit line, coupled with the significant deterioration in TSLi?s customer base, rendered TSLi?s chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of GTDATA voted unanimously to liquidate TSLi.

The liquidation of TSLi left GTDATA Corporation with no business operations of any kind. The decision to liquidate TSLi provided the Company?s Board of Directors with the opportunity to restructure GTDATA’s debts so that GTDATA could continue as a going concern. However, there can be no assurances that GTDATA will be able to continue as a going concern. This is especially true in light of the fact that at fiscal year end, GTDATA had only $1,149 in assets as compared to $242,737 in liabilities.

On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the ?Property?). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals?, Mount Polley copper/gold mine. Our business plan is now to explore and develop the potential minerals on the Property. Currently, GTDATA does not have any employees drawing a salary nor does it have any products or services to offer for sale or to use to generate revenues.

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

The Company expects to continue using stock to satisfy its liabilities as it continues to cope with both its net losses and working capital shortfall. With no current means to generate revenues, the Company must secure additional funding if it is to continue as a going concern. The Company?s short-term plan for the survival of its continuing operations is to minimize expenses and to issue common stock to satisfy both its existing liabilities and any liabilities incurred in the immediate future while it attempts to secure additional financing. Without an immediate cash infusion, it is not likely that the Company will be able to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER. DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 24, 2005, the Company filed its current report on Form 8-K disclosing its acquisition of a 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central
British Columbia, Canada approximately 45 miles east of Williams Lake.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

GTDATA CORPORATION

By: /s/ Robert Genesi
Name: Robert Genesi
Title: Principal Executive Officer
Principal Financial Officer