Form 10QSB/A
period 2005-03-31
GT DATA CORP
filed 2005-05-31
CIK 793981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
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

Date: May 31, 2005

GTDATA CORPORATION

By: /s/ Robert Genesi
Name: Robert Genesi
Title: Principal Executive Officer
Principal Financial Officer