Form 10QSB
period 2005-06-30
GT DATA CORP
filed 2005-08-15
CIK 793981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 033-05384

GTDATA CORP.
(Exact name of Registrant as specified in its charter)

NEVADA	87-0443026
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or organization)

7045 WILD WAVE DRIVE, LAS VEGAS, NEVADA 89131
(Address of principal executive offices)

(702) 839-0724
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2005: 11,710,824 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GTDATA CORPORATION
BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$1,049
Total current assets	1,049

Mineral rights	80,000

Total assets	$81,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$168,520
Due to related parties	38,500
Total current liabilities	207,020

Total liabilities	207,020

Commitments and contingencies	-

Stockholders' deficit
Series A preferred stock, $0.001 par value; 1 share
authorized, issued and outstanding	-
Series B preferred stock, $0.001 par value; 10,000,000
authorized; and no shares issued or outstanding	-
Common stock, $0.001 par value; 250,00,000 shares
authorized, 11,710,824 shares issued and outstanding	11,711
Additional paid-in capital	3,000,068
Accumulated deficit	(3,137,750)
Total stockholders' deficit	(125,971)

Total liabilities and stockholders' deficit	$81,049

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue	$-	$-	$-	$-

Operating expenses
Employee compensation	-		-
General and administrative	3,100	9,863	11,600	78,964

Total operating expenses	3,100	9,863	11,600	78,964

Operating loss from continuing operations	(3,100)	(9,863)	(11,600)	(78,964)

Other income (expense):
Other income	-	-	-	-
Other expense	-	-	-	-
Loss from disposition of TSLi	-	-	-	-
Interest expense, net	-		-

Total other income (expense)	-	-	-	-

Loss from continuing operations before provision for income taxes	(3,100)	(9,863)	(11,600)	(78,964)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,100)	(9,863)	(11,600)	(78,964)

Income (loss) from discontinued operations, net of taxes	-		-

Net loss	$(3,100)	$(9,863)	$(11,600)	$(78,964)

Earnings (loss) per common share - basic and diluted:

Loss from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.08)

Income (loss) from discontinued operations	$-	$-	$-	$-

Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.08)

Weighted average common shares outstanding -
basic	11,710,824	1,299,271	10,158,008	942,737

Weighted average common shares outstanding -
diluted	12,360,824	1,299,271	10,721,820	942,737

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENT OF STOCKHOLDERS DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

									Total
	Preferred A		Preferred B		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2004	-	$-	-	$-	1,852,390	$1,853	$2,882,710	$(3,126,150)	$(241,587)

Issuance of shares in exchange for
mineral claims	-	-	-	-	9,858,434	9,858	70,142	-	80,000

Issuance of 650,000 stock options
for settlement of payable	-	-	-	-	-	-	47,216	-	47,216

Net loss	-	-	-	-	-	-	-	(11,600)	(11,600)

Balance, June 30, 2005	-	$-	-	$-	11,710,824	$11,711	$3,000,068	$(3,137,750)	$(125,971)

See Accompanying Notes to Financial Statements

GTDATA CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,600)	$(78,964)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Stock based expenses	-	35,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,000	250

Net cash used in operating activities of continuing operations	(8,600)	(43,714)

CASH FLOW FROM INVESTING ACTIVITIES	$-	$-

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	18,000
Proceeds from borrowings from related parties	-	21,500
Proceeds from borrowings on notes payable to related parties	8,500	-

Net cash provided by financing activities of continuing operations	8,500	39,500

NET CHANGE IN CASH	(100)	(4,214)

CASH AT BEGINNING OF YEAR	1,149	4,363

CASH AT END OF YEAR	$1,049	$149

SUPPLEMENTAL INFORMATION

Income Tax Paid	$-	$-

Interest Paid	$-	$-

650,000 stock options issued in settlement of accounts payable
exercisable at $0.001 per share	$47,216	$-

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred incurred net losses of approximately $3,100 and 11,600 for the three and six months ended June 30, 2005, has current liabilities in excess of current assets by approximately $206,000 and currently has no operations other than managing its corporate affairs. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

In June 2005, the Company settled an accounts payable of $47,216 by issuing options to acquire stock in the company with an exercise price of $0.001 per share.

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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the six months ended June 30, 2005.

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

Related parties to the company have advanced funds to pay ongoing operating expenses of the company. As of June 30, 2005, the Company had a remaining balance due to a related parties of $38,500.

5.	RE-PRICED STOCK OPTIONS

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

ITEM 3 - CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Robert Genesi. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Date: August 15, 2005

GTDATA CORPORATION

By: /s/ Robert Genesi
Name: Robert Genesi
Title: Principal Executive Officer
Principal Financial Officer