Form 10QSB
period 2005-09-30
FRONTIER ENERGY CORP.
filed 2005-11-21
CIK 793981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 033-05384

FRONTIER ENERGY CORP.
(Exact name of Registrant as specified in its charter)

NEVADA	87-0443026
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or organization)

7045 WILD WAVE DRIVE, LAS VEGAS, NEVADA 89131
(Address of principal executive offices)

(702) 839-0724
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2005: 309,578 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRONTIER ENERGY CORP.
(fka GTDATA CORPORATION)
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$1,049
Common stock receivable	-
Total current assets	1,049

Mineral Rights	80,000

Total assets	$81,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$167,170
Due to related parties	43,500
Total current liabilities	210,670

Total liabilities	210,670

Commitments and contingencies	-

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares
authorized, 309,578 shares issued and outstanding	309
Additional paid-in capital	3,011,470
Accumulated deficit	(3,141,400)
Total stockholders' deficit	(129,621)

Total liabilities and stockholders' deficit	$81,049

See Accompanying Notes to Financial Statements

FRONTIER ENERGY CORP.
(fka GTDATA CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue	$-	$-	$-	$-

Operating expenses
Employee compensation	-		-
General and administrative	3,650	8,000	15,250	86,963

Total operating expenses	3,650	8,000	15,250	86,963

Operating loss from continuing operations	(3,650)	(8,000)	(15,250)	(86,963)

Other income (expense):
Other income	-	-	-	-
Other expense	-	-	-	-
Loss from disposition of TSLi	-	-	-	-
Interest expense, net	-		-

Total other income (expense)	-	-	-	-

Loss from continuing operations before provision for income taxes	(3,650)	(8,000)	(15,250)	(86,963)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,650)	(8,000)	(15,250)	(86,963)

Income (loss) from discontinued operations, net of taxes	-		-

Net loss	$(3,650)	$(8,000)	$(15,250)	$(86,963)

Earnings (loss) per common share - basic and diluted:

Loss from continuing operations	$(0.01)	$(0.18)	$(0.06)	$(2.85)

Income (loss) from discontinued operations	$-	$-	$-	$-

Net loss	$(0.01)	$(0.18)	$(0.06)	$(2.85)

Weighted average common shares outstanding -
basic	312,417	43,903	253,951	30,470

Weighted average common shares outstanding -
diluted	312,417	43,903	253,951	30,470

See Accompanying Notes to Financial Statements

FRONTIER ENERGY CORP.
(fka GTDATA CORPORATION)
STATEMENT OF STOCKHOLDERS DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
									Total
	Preferred A		Preferred B		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2003	1	-	-	-	9,341	9	2,169,462	(3,042,535)	(873,065)

Re-pricing of stock options from
$0.20 to $0.10 resulting in the
issuance of an additional
400,000 shares of common stock	-	-	-	-	1,000	1	39,999	-	40,000

Shares issued to satisfy Company
debts to its President and a former officer	-	-	-	-	9,575	10	456,951	-	456,961

Shares issued for settlement of lawsuit					238	0	5,000		5,000

Shares issued for compensation of
stock price decrease					500	1	(20)		(20)

Reversal of shares issued in error					(500)	(1)	20		20

Shares issued for private placement
memorandum					10,500	11	31,490		31,500

Shares issued for private placement
memorandum					8,750	9	26,241		26,250

Shares issued for private placement
memorandum					4,500	5	13,496		13,500

Net loss	-	-	-	-	-	-	-	(78,964)	(78,964)

Balance, September 30, 2004	1	-	-	-	43,904	44	2,742,638	(3,121,499)	(378,818)

Balance, December 31, 2004					46,310	46	$2,884,517	$(3,126,150)	$(241,587)

Issuance of shares in exchange for
mineral claims					246,461	246	79,754		80,000

Issuance of 650,000 stock options
for settlement of payable							47,216		47,216

Exercise of stock options					16,250	16	(16)		-

Rounding for reverse split					557

Net loss	-	-	-	-	-	-	-	(15,250)	(15,250)

Balance, September 30, 2005	-	$-	-	$-	309,578	$309	$3,011,470	$(3,141,400)	$(129,621)

See Accompanying Notes to Financial Statements

FRONTIER ENERGY CORP.
(fka GTDATA CORPORATION)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

See Accompanying Notes to Financial Statements

FRONTIER ENERGY CORP.
(FKA GTDATA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated Financial Statements have been prepared in accordance with Securities and Exchange Commission requirements for interim consolidated Financial Statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated Financial Statements. The consolidated Financial Statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Frontier Energy Corp. (fka GTData Corporation) (the "Company").

The interim consolidated Financial Statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the consolidated Financial Statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern - The accompanying consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred incurred net losses of approximately $3,650 and 15,250 for the three and nine months ended September 30, 2005, has current liabilities in excess of current assets by approximately $210,000 and currently has no operations other than managing its corporate affairs. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of a business operation, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated Financial Statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Reclassifications - Certain reclassifications have been made in the prior period consolidated Financial Statements to conform to the current presentation.

Common Stock - During 2004, the Company approved a 1-for-10 reverse stock split on its common stock. Accordingly, the accompanying consolidated Financial Statements have been retroactively adjusted as if the reverse stock split had occurred at the Company’s inception.

In June 2005, the Company settled an accounts payable of $47,216 by issuing options to acquire stock in the company with an exercise price of $0.001 per share. The shares were exercised in July 2005 for the issuance of 650,000 shares of stock.

On July 27, the Company authorized a name change to Frontier Energy Corp. and changed the authorized shares to 100,000,000 shares with par value of $0.001 per share. The Company also approved a 1-for -40 reverse stock split of its common stock. Accordingly, the accompanying consolidated Financial Statements have been retroactively adjusted as if the reverse stock split had occurred at the Company’s inception.

FRONTIER ENERGY CORP.
(FKA GTDATA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the nine months ended September 30, 2005.

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

Related parties to the company have advanced funds to pay ongoing operating expenses of the company. As of September 30, 2005, the Company had a remaining balance due to a related parties of $43,500.

5.	RE-PRICED STOCK OPTIONS

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

6.	SUBSEQUENT EVENTS

On October 12, 2005, the Company entered into an agreement with Angels Exploration Fund, Inc. (Angel’s). The October 12 agreement agrees to pay 5,000,000 in restricted shares for the funding of test wells on property in Alberta, Canada. An additional 100,000 restricted shares are deliverable if the first test well is taken to completion. If Angel’s is unable to provide $1,000,000 in financing costs within 90 days of the agreement, 4,500,000 of the shares will be cancelled. In Angel’s is unable to provide $2,000,000 within 90 days of the agreement, the Company will have the right to cancel 2,500,000 of the shares. Under the agreement, the Company acquired an eighty percent working interest from Angels undivided 100 percent working interest, subject to a 10 percent gross overriding royalty.

On October 25, 2005, the Company and Angel’s entered into an agreement with 1097855 Alberta, Ltd. to drill test wells on property that 1097855 Alberta, Ltd. has title interest. Development is to begin prior to July 30, 2006. Under the agreement, the Company could earn a ninety percent working interest from the undivided 100 percent working interest that 1097885 Alberta Ltd. owns, subject to a 15 percent gross overriding royalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Overview

FRONTIER ENERGY CORP. (“FRONTIER”) is a Nevada based corporation. During most of 2003, it conducted its business operations through its then wholly-owned subsidiaries, TSLi and GTDATA Delaware. (GTDATA Delaware is merely a legal entity; it has no assets or operations of any nature). On November 17, 2003, FRONTIER’s Board of Directors voted unanimously to sign a General Assignment Agreement with The Hamer Group that effectively resulted in the liquidation of TSLi. The decision by FRONTIER’s Board of Directors was based primarily on the significant deterioration of both TSLi’s customer base and its financial condition. Also factoring into the board’s decision was the fact that the Company received notice that TSLi’s revolving credit line would not be renewed by its current lender when the agreement expired on November 15, 2003. The impending loss of TSLi’s credit line, coupled with the significant deterioration in TSLi’s customer base, rendered TSLi’s chances of survival almost nonexistent. As a result, on November 17, 2003, the Board of Directors of FRONTIER voted unanimously to liquidate TSLi.

The liquidation of TSLi left FRONTIER with no business operations of any kind. The decision to liquidate TSLi provided the Company’s Board of Directors with the opportunity to restructure FRONTIER’s debts so that FRONTIER could continue as a going concern. However, there can be no assurances that FRONTIER will be able to continue as a going concern. This is especially true in light of the fact that at fiscal year end, FRONTIER had only $1,149 in assets as compared to $242,737 in liabilities.

On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the “Property”). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals’, Mount Polley copper/gold mine. Our business plan became to explore and develop the potential minerals on the Property.

On October 12, 2005, the Company entered into an agreement with Angels Exploration Fund, Inc. (Angel’s). The October 12 agreement agrees to pay 5,000,000 in restricted shares for the funding of test wells on property in Alberta, Canada. An additional 100,000 restricted shares are deliverable if the first test well is taken to completion. If Angel’s is unable to provide $1,000,000 in financing costs within 90 days of the agreement, 4,500,000 of the shares will be cancelled. In Angel’s is unable to provide $2,000,000 within 90 days of the agreement, the Company will have the right to cancel 2,500,000 of the shares. Under the agreement, the Company acquired an eighty percent working interest from Angels undivided 100 percent working interest, subject to a 10 percent gross overriding royalty.

On October 25, 2005, the Company and Angel’s entered into an agreement with 1097855 Alberta, Ltd. to drill test wells on property that 1097855 Alberta, Ltd. has title interest. Development is to begin prior to July 30, 2006. Under the agreement, the Company could earn a ninety percent working interest from the undivided 100 percent working interest that 1097885 Alberta Ltd. owns, subject to a 15 percent gross overriding royalty.
FRONTIER’s business plan is to now pursue its interests in its various acquisitions and attempt to obtain commercial viability in these projects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended September 30, 2005, the common shares of the Company underwent a one for forty reverse split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal quarter ended September 30, 2005, shareholders of the Company holding in excess of 51% of the issued and outstanding common stock of the Company approved by written consent resolutions approving a name change for the Company to Frontier Energy Corp. The written consent also approved a reverse split of the common shares of the Company on a one for forty basis, an increase in authorized capital of the Company to 100,000,000 common shares, and the consent approved the 2005 Stock Option Plan.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

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

Date: November 21, 2005

FRONTIER ENERGY CORP.

By: /s/ Robert Genesi
Name: Robert Genesi
Title: Principal Executive Officer
Principal Financial Officer