Form 10KSB
period 2005-12-31
FRONTIER ENERGY CORP.
filed 2006-05-02
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
                           --------------------------

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from __________ to ___________

                        Commission file number: 033-05384

                              FRONTIER ENERGY CORP.
             (Exact name of Registrant as specified in its charter)
                           ---------------------------

                Nevada                                         87-0443026
    (State or other Jurisdiction of                   (IRS Employer I.D. No.)
    Incorporation or Organization)
                           ---------------------------
                               2413 Morocco Avenue
                          North Las Vegas, Nevada 89031
                                 (800) 914-1405
          (Address and telephone number of principal executive offices)
                           ---------------------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the fiscal year ending December 31, 2005 were $ 0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2005 $ 332,902.

The number of shares of the issuer's Common Stock outstanding as of April 26, 2006 is 53,329,606

Transitional Small Business Issuer Format:    Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).       YES                  NO
 -----------------------------------------------------------------------------
                                        i
                              FRONTIER ENERGY CORP.

                                   FORM 10-KSB


                                TABLE OF CONTENTS

                                                                     Page


PART I.....................................................................2

         Item 1.    Description of Business................................2
         Item 2.    Description of Property................................11
         Item 3.    Legal Proceedings......................................11
         Item 4.    Submissions of Matters to a Vote of Security Holders...11

PART II....................................................................12

         Item 5.    Market for Registrant's Common Stock and Related
                    Stockholder Matters....................................12
         Item 6.    Plan of Operations.....................................14
         Item 7.    Financial Statements...................................17
         Item 8. Changes In and Disagreements With Accountants on ccounting and Financial Disclosures17
         Item 8a.   Controls and Procedures................................18

PART III...................................................................19

         Item 9.    Directors and Executive Officers of the Registrant.....19
         Item 10.   Executive Compensation.................................20
         Item 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related  Stockholder Matters............21
         Item 12.   Certain Relationships and Related Transactions.........22
         Item 13.   Exhibits, Lists and Reports on Form 8-K................22
         Item 14.   Principal Accountant Fees and Services.................23

Forward Looking Statements

         This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "should", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled "Management's Discussion and Analysis or Plan of Operation," but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, foreign currency exchange rates, and interest rates; the timing and impact of liquefied natural gas imports; the extent and effect of any hedging activities engaged in by Frontier Energy Corp.; the extent of Frontier Energy Corp.'s success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; the availability and cost of drilling rigs, experienced drilling crews, materials and equipment used in well completions, and tubular steel; the availability, terms and timing of governmental and other permits and rights of way; the availability of pipeline transportation capacity; political developments around the world; acts of war and terrorism and responses to these acts; weather; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by Frontier Energy Corp.'s forward-looking statements might not occur. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption "Risk Factors."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Frontier Energy Corp. ("Frontier" or the "Company") is an oil and natural gas exploration company developing a large resource property in the central Alberta. We will use the most advanced technology to identify and commercialize our oil and natural gas properties. Our management team plans to exploit our current land portfolio. We intend to use advanced reservoir description techniques and state of the art 3-D seismic interpretations to optimize drill sites. Project specific drilling and well completion techniques will be employed to optimize the production potential for each new pool.

INDUSTRY BACKGROUND

         The United States currently depends on natural gas for approximately 23% of its total primary energy requirements. But with its commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

         The demand for natural gas is further influenced by the crude oil market. Although crude oil and natural gas are two separate commodities, their prices are historically related, though not directly. Strong oil prices generally keep natural gas prices elevated because fuel oil is a possible substitute for natural gas. As the price of crude oil increases, some industries switch to natural gas. This is particularly true in the electricity sector.

         Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 81% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 17%. Imports of liquefied natural gas make up the remainder.

         Despite rising new natural gas well completions, high drilling rates are expected to only modestly improve U.S. production levels to 24.1 trillion cubic feet ("Tcf") by 2025. Many of the wells that have produced abundant quantities of natural gas since the 1980s and 1990s are in terminal decline, yielding rapidly diminishing returns. These waning reserves have not become readily apparent because the natural gas industry has been bringing new fields online in an effort to keep production levels from dropping too rapidly. Since nearly half of the U.S. natural gas supply is coming from wells that have been drilled in the past five years, this declining trend is likely to continue.

Competition

         The strength of commodity prices has resulted in significantly increased operating cash flows and has led to increased drilling activity. This industry activity has increased competition for undeveloped lands; skilled personnel; access to drilling rigs, service rigs and other equipment; and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase. Most of our competitors are larger than us and have substantially greater financial and marketing resources. In addition, some of our competitors may be able to secure products and services from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

         Some of the larger and well capitalized companies that are actively exploring and producing in our area include, but are not limited to, BP Canada Energy Company, Canadian Forest Oil Ltd., Canadian Natural Resources Limited, Conoco Phillips Canada, Cyries Energy Inc., Daylight Energy trust, Devon Canada Corporation, EOG Resources Canada Inc., Gibraltar Exploration Ltd, Husky Oil Company of Canada Inc., Mosaic Energy Ltd., Northrock Resources Ltd., Paramount Resources Ltd., Petro-Canada, Peyto Exploration, Progress Energy Trust, Raven Energy Ltd., Shell Canada Limited, StarPoint Energy Ltd., and Temple Energy Inc. Each of these companies has significant existing cash flow, capital budgets and in-house expertise to continue seeking additional oil and gas reserves in the central Alberta.

Governmental Regulations

         The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

         Crude oil and natural gas located in Alberta is owned predominantly by the provincial government. Alberta's provincial government grants rights to explore for and produce oil and natural gas under leases, licenses and permits with terms generally varying from two years to five years and on conditions contained in provincial legislation. Leases, licenses and permits may be continued indefinitely by producing under the lease, license or permit. Some of the oil and natural gas located in Alberta is privately owned and rights to explore for and produce oil and natural gas are granted by the mineral owners on negotiated terms and conditions.

         In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on supply/demand balance, oil quality, price of competing fuels, distance to market, access to downstream transportation and the value of refined products. Oil exports may be made under National Energy Board export orders having terms not exceeding one year in the case of oil other than heavy oil, and not exceeding two years in the case of heavy oil. Any oil export to be made pursuant to a contract of longer duration requires an exporter to obtain an export license from the National Energy Board and the issue of a license requires the approval of the Canadian federal government. The term of the license may not exceed 25 years.

Environmental Regulations

         The oil and natural gas industry is governed by environmental regulation under Canadian federal and provincial laws, rules and regulations, which restrict and prohibit the release or emission and regulate the storage and transportation of various substances, produced or utilized in association with oil and natural gas industry operations. In addition, applicable environmental laws require that well and facility sites are abandoned and reclaimed, to the satisfaction of provincial authorities, in order to remediate these sites to near natural conditions. Also, environmental laws may impose upon "responsible persons" remediation obligations on property designated as a contaminated site. Responsible persons include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any present or past owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures.
 A breach of environmental laws may result in the imposition of fines and penalties and suspension of production, in addition to the costs of abandonment and reclamation.

         In Alberta, all applicable environmental laws are consolidated in the Alberta Environmental Protection and Enhancement Act. Under this act, environmental standards and requirements applicable to compliance, cleanup and reporting have been made stricter. Also, the range of enforcement actions available and the severity of penalties have been significantly increased. These changes will cause an incremental increase in the cost of conducting oil and natural gas operations in Alberta.

         We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. We have designated an individual responsible for compliance whose responsibility is to monitor regulatory requirements and their impact on us, to implement appropriate compliance procedures and to cause our operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that we are in material compliance with applicable environmental laws and regulations. We also believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards.

Past Activities of Our Company

         Up until November 2003, we were engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers through our wholly owned subsidiary, Technical Services & Logistics Inc. ("TSLi"). On November 17, 2003, our Board of Directors voted unanimously to liquidate TSLi through a General Assignment benefiting the creditors of TSLi. On November 26, 2003, the Company consummated a General Assignment Agreement ("the Assignment") that assign all the assets and liabilities of TSLi to the C.F. Boham Company, Inc., d.b.a. the Hamer Group, of Los Angeles, California. The Assignment was essentially a liquidation of TSLi that was overseen by the Hamer Group, who acted as trustee of TSLi's affairs during the liquidation process.

         The decision to liquidate TSLi provided our Board of Directors with the opportunity to restructure our debts so that we could continue as a going concern. On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. We have written off our investment in the Property and have changed the Company's business plan to begin exploration of oil and natural gas properties in the Alberta region of Canada.

Employees

         As of April 28, 2006, we had 2 employees, including our Chief Executive Officer and President. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

Potential Securities Act Violation

         On April 4, 2006, the Company brought in a new president and director and hired counsel to review certain of the Company's stock issuances and other transactions. At that time, the Company cancelled the consulting agreements with two non-employee consultants, who are identified as the "Optionees" in the following paragraph.

         On February 1, 2006, the Company issued options (the "Options") for 250,000 shares of the Company's common stock to two consultants (the "Optionees"), purportedly under the Company's 2005 Stock Option Plan (the "Plan"), at an exercise price of $.001 per share. The Optionees immediately exercised the Options and the Company issued the Option shares to the Optionees. The shares underlying the Options were registered under a Form S-8 registration statement filed with the Commission on July 21, 2005. Because of the effect of the Company's 1 for 40 reverse stock split effective October 4, 2005 (the "Reverse Stock Split"), however, the Plan had only approximately 80,000 shares available for Options under the Plan on February 1, 2006. Therefore, the Company issued approximately 420,000 shares to the Optionees without registration under the Securities Act of 1933, as amended (the "Securities Act"). Because the Company issued these shares in possible violation of registration requirements, the Company has demanded the return of these shares from the Optionees. The Company has reported this possible violation of the Securities Act to the Commission. The Commission may take action against the Company for this possible violation of the Securities Act and may impose sanctions on the Company, which could include monetary penalties, trading halts, injunctions or other legal or equitable remedies, which could have a material adverse impact on the Company and the market for the Company's common stock.

                                  RISK FACTORS

Risks Specific to Our Company

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We incurred net losses of approximately $948,000 and $83,600 for the years ended December 31, 2005 and 2004, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. We can give no assurances that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING STOCKHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require approximately $3,000,000 to fund our continued operations for the fiscal year 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our possible inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

         In their report dated March 31, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and loans from certain stockholders. Our continued net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

         We have no history of revenues from oil and gas operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our Company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

OUR INTERESTS IN THE PRODUCTION SHARING CONTRACTS INVOLVE HIGHLY SPECULATIVE EXPLORATION OPPORTUNITIES THAT
INVOLVE MATERIAL RISKS THAT WE WILL BE UNSUCCESSFUL

         Our working interests that comprise our land portfolio should be considered to be highly speculative exploration opportunities that will involve substantial material risks. None of the working interests in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas. Exploratory drilling activities are subject to many risks, including the risk that we will not find any commercially productive reservoirs. We can give no assurance that wells drilled in any of our land portfolio in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Drilling activities on land in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND FIELD PERSONNEL HAVING EXPERIENCE IN OIL AND GAS EXPLORATION, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         In order to successfully implement and manage our business and acquisition plans, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. We can give no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

AS OUR PROPERTIES ARE IN THE EXPLORATION AND DEVELOPMENT STAGE, THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

         Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.
          The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions and availability of drilling equipment can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.



EVEN IF WE ARE ABLE TO DISCOVER AND DRILL A PRODUCTIVE GAS WELL, THERE CAN BE NO ASSURANCE THE WELL WILL BECOME PROFITABLE.
          We have not yet made a discovery of gas or drilled a gas well to capture any gas. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and gas which we may acquire or discover will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

COMPETITION IN THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

         The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional land the Alberta area. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.


Risks Specific to Our Industry

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

         The marketability of natural resources which we may acquire or discover will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

         Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; we can give no assurance that we will receive such permits. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

         In general, our exploration and production activities are subject to certain federal, provincial and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, the province of Alberta has enacted laws which require well and facility sites to be abandoned and reclaimed to the satisfaction of provincial authorities. Such laws also exist throughout Canada and the United States, should we expand our operations. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

         Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure.
 Incurring any such liability may have a material adverse effect on our financial position and results from operations.

THE EXPLORATION FOR AND DEVELOPMENT OF OIL AND NATURAL GAS RESERVES DEPENDS ON ACCESS TO AREAS WHERE OPERATIONS ARE TO BE CONDUCTED.

         Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. Natural gas is used principally as a heating fuel and for power generation. Accordingly, seasonal variations in weather patterns affect the demand for natural gas. Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months. A decrease in natural gas or oil prices due to seasonal variations may have a material adverse effect on our results from operations.

Risks Related to Our Securities

POSSIBLE SECURITIES ACT VIOLATION MAY SUBJECT US TO SEC SANCTIONS, WHICH MAY REDUCE THE VALUE OF AN INVESTMENT IN THE COMPANY.

         On February 1, 2006, the Company issued options (the "Options") for 250,000 shares of the Company's common stock to each of two consultants (the "Optionees"), purportedly under the Company's 2005 Stock Option Plan (the "Plan"), at an exercise price of $.001 per share. The Optionees immediately exercised the Options and the Company issued the Option shares to the Optionees. The shares underlying the Options were registered under a Form S-8 registration statement filed with the SEC on July 21, 2005. Because of the effect of the Company's 1 for 40 reverse stock split effective October 4, 2005 (the "Reverse Stock Split"), however, the Plan had only approximately 80,000 shares available for Options under the Plan on February 1, 2006. Therefore, the Company issued approximately 420,000 shares to the Optionees without registration under the Securities Act of 1933, as amended (the "Securities Act"). Because the Company issued these shares in possible violation of registration requirements, the Company has demanded the return of these shares from the Optionees. The Company has contacted the SEC regarding this possible violation of the Securities Act. The SEC may take action against the Company for this possible violation of the Securities Act and may impose sanctions on the Company, which could include monetary penalties, trading halts, injunctions or other legal or equitable remedies, which could have a material adverse impact on the Company and the market for the Company's common stock.


OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         The "penny stock" rules also require disclosure to investors about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF OUR STOCK.

         We will seek to raise additional capital through the sale of our common stock. Future sales of our common stock could cause the market price of our common stock to decline.

BECAUSE OF THE LIMITED MARKET FOR OUR SHARES, SHARE PRICES MAY BE HIGHLY
VOLATILE.

         The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us or our competitors concerning products, technology, governmental regulatory actions, other events affecting oil and gas companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES MAY IMPACT THE PRICE OF OUR STOCK.

         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own or lease any real property. An office is maintained for the Company at the present time at 2413 Morocco Avenue, North Las Vegas, Nevada 89031. This office is provided as an accommodation to the Company by the president of the Company.

Oil and Gas Properties

         As of December 31, 2005, the company had a working interest in one property, but as of the date of this report, the Company does not own any properties. The Company is actively researching available properties in the province of Alberta, Canada, and will report any acquisitions when such agreements are finalized. See "Subsequent Events," below.

Exploratory and Development Wells Drilled

         Frontier did not participate in the drilling of any wells during the last three fiscal years.

Miscellaneous

         Frontier is not obligated to provide quantities of oil or gas in the future under existing contracts or agreements. Frontier has not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

Subsequent Event

         On April 5, 2006, the Company issued 50,000,000 shares of common stock to Sol-Terra Energy, Inc. in exchange for all of Sol-Terra's assets, which include a substantial interest in gas-bearing property in Alberta.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "FRGY".

         For the periods indicated, the following table sets forth the high and low per share intra-day sales prices for our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


Fiscal Year 2005                                 High ($)     Low ($)
Fourth Quarter                                $     1.75     $    0.35
Third Quarter (1)                             $     8.00     $    0.04
Second Quarter (1)                            $    80.00     $    6.00
First Quarter   (1)                           $   32.00      $   10.00
Fiscal Year 2004
Fourth Quarter(1) ((2))                       $   160.00     $   28.00
Third Quarter (1) ((2))                       $    48.00     $   28.00
Second Quarter (1) ((2))                      $   204.00     $   36.00
First Quarter (1) ((2))                       $   204.00     $   32.00


-------------------------------------------------------------------------------

(1)      Prices adjusted to reflect 1:40 reverse stock split effective
October 4, 2005

(2)      Prices adjusted to reflect 1:10 reverse stock split effective
January 14, 2005

Holders

         As of March 15, 2006, we had approximately 634 holders of our common stock. The number of record holders includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020.

         On October 4, 2005, the Company declared a reverse stock split, giving stockholders one share of common stock for each forty shares of common stock held on that date. On December 14, 2004, the Company declared a reverse stock split, giving stockholders one share of common stock for each ten shares of common stock held on January 14, 2005.

         We have not declared any cash dividends since inception, and have no present intention of paying any cash dividends on our shares in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

Recent Sales of Unregistered Securities

         On October 12, 2005, the Company issued 5,000,000 restricted shares to Jeffery A. Cocks which 500,000 shares is considered as a finder's fee and 4,500,000 shares as a fee for securing future financing totaling $2,000,000. The Bindloss Agreement contained an upset provision that stated in the event that Angels or Mr. Cocks were unable to finance $1,000,000 in 90 days from the signing of this agreement (at terms acceptable to the Board of Directors), the Company will reacquire 4,500,000 of these shares in exchange for the mutual release of this Agreement by all parties. In the event that Angels and Mr. Cocks were unable to finance less than $2,000,000 within 90 days from the signing of this Agreement, the Company will have the right to cancel 2,500,000 of the total Payment Shares. On March 10, 2006, based on the non performance of the agreement, the Company cancelled 4,500,000 of the 5,000,000 shares issued per the agreement.

         On July 22, 2005, the Company issued 16,250 shares in consideration for $46,000 of debt that was cancelled.

         On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 246,461 (post reverse-stock split) shares of common stock valued at $80,000 or $4,000 per claim. These shares are restricted securities as defined by the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes certain information regarding our equity compensation plans as of December 31, 2005, taking into account the Company's 1 for 40 reverse stock split effective October 4, 2005. The underlying compensation plan has been previously approved by a vote of the stockholders. There are no shares available for options under the 2005 Option Plan.

                                  Number of securities
                                  ---------------------  --------------------
                                   to be issued upon    - Weighted-average
                                      exercise of         exercise price of
                                  outstanding options,   utstanding options,
         Plan category           -warrants and rights   owarrants and rights
Equity compensation plans
approved by stockholders                   -                      -
Equity compensation plans not
approved by stockholders                   -                      -

Total:                                     -                      -


                                                Number of securities
                                             ------------------------
                                              remaining available for
                                               future issuance under
                                                equity compensation
         Plan category                                 plans
Equity compensation plans
approved by stockholders                                  0
Equity compensation plans not
approved by stockholders                                  -

Total:                                                     0

ITEM 6.  PLAN OF OPERATIONS
================================================================================

         The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

IN GENERAL

         Frontier Energy Corp., intends to become engaged in the acquisition, exploration, development, and operation of oil and gas reserves primarily in the Central Alberta region of Canada. We are currently reviewing properties with oil or gas potential. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue.

PLAN OF OPERATION

         Our operations strategy is a simple, 3-pronged approach that will allow us to manage our growth cost effectively and to create the largest return to our stockholders: o Acquire revenue-producing land that has commercially significant levels of proven or probable reserves of oil and natural gas
o        Sign agreements with operators for drilling,  engineering and geological  testing,  program management and  production
o Effectively manage capital and cash flows to assure growth through an aggressive strategy of land acquisition and resource production

         While being simple, we believe this approach will prove to be the most effective. We intend to build our portfolio of land holdings with shallow natural gas wells, deep natural gas wells and deep oil wells. By acquiring the appropriate mix of land, we expect to be able to diversify the risk to our financial results and our stockholders. With this mix, we intend to create a profitable company with a strong cash flow that will benefit our Company and our stockholders.

PEMBINA-NISKU REEF PROJECT

Overview

         In October 2005, we entered into an agreement to earn a 90% working interest in a property known as the Pembina-Nisku Reef by drilling a test well to the base of the Nisku formation, subject to a non-convertible 15.0% GORR (gross overriding royalty) to the lease holder. This land is situated in the Pembina oil field in an area that is concentrated with Nisku Pinnacle Reef occurrence. The allowable 160 acre spacing permits up to three wells to be drilled on these lands. This prospect can be characterized as a "high impact" oil and gas prospect in central Alberta. The wells that have been successfully completed in the Nisku Reef formations in this area are some of the most prolific producers of oil and gas in the province of Alberta.

Characterization

         The Pembina-Nisku Reef project is characterized as having a high potential in terms of production capability with a more moderate risk factor due to indicative seismic data and good well control from the offset wells. The offset wells that have been successfully completed in the Nisku formation have an estimated average initial production rates of 1,000 barrels of oil to as high as 7,000 barrels per day demonstrated by a well two miles northeast of our current prospect. Offset cumulative production from these prolific Nisku Reef wells averaged 15 million barrels of oil and 50 billion cubic feet of recoverable gas. Two dimensional seismic data interpretation indicates that the Nisku Reef formation is present on our three-quarter section prospect and the initial drill target is expected to encounter the reef formation with similar production rates expected and demonstrated by the offset wells in the area. The primary risk factor associated with drilling Nisku Reef prospects is attaining optimal well placement allowing the well bore to encounter the porous area within the reef structure. Certain areas within these Nisku Reef structures can be nonproductively tight due to a lack of dolomitization which can cause poor porosity and permeability situations that result in the limited production capability of any given well.

Proven Area

         The offset wells in the immediate area have demonstrated actual production rates as follows: Section 15-23-48-13 was drilled in 1978 and had an initial production rate of 1,500 barrels per day and has cumulatively produced
4.5 million barrels of oil and 27 billion cubic feet of gas. The 2-26-48-13 well was also drilled in 1978 with initial production of 1,500 barrels per day with a cumulative oil of 858 thousand barrels and cumulative gas of 19 billion cubic feet. The well in the section 5-26-48-13 had an initial sustained production rate of 1,800 barrels per day with cumulative production of 7.5 million barrels and cumulative gas production of 50 billion cubic feet. The best producer in the Nisku E pool at 11-31-48-12 had an initial production rate of 2,500 barrels oil per day increasing to a sustained production rate of 7,000 barrels per day from 1981 to 1985 with a total cumulative oil production to date of 16.7 million barrels of oil and 40 billion cubic feet of gas. We estimate that productivity for this prospect could be between 500 and 700 barrels of oil per day with a cumulative oil production between 7 and 12 million barrels of oil and associated gas production of 20 to 30 billion cubic feet of gas.

COOKING LAKE PROJECTS

Overview

         In March 2006, Frontier acquired a series of working interests through a farm-in agreement in 1,280 net acres of land in the Cooking Lake area. Frontier will earn a working interest by completing a tie-in of one standing Ellerslie gas well and by drilling two seismically defined Viking Formation targets. There are currently four wells in the immediate area to Frontier's option lands that produce natural gas from the Viking and Ellerslie formations.

         During the 2nd quarter of 2006, Frontier expects to complete the tie-in the Ellerslie gas well in 02-16-33-51-23W4M. Planned operations are conditional upon land access and surface conditions. Initial production test rates are 500Mcf/d. The tie-in will span the distance of one-half mile to the Cooking Lake Gas Plant operated by Purcell Energy Ltd. By completing the tie-in, the Company will earn BPO a 50% working interest in the (02)16-33 well in the Ellerslie Gas Zone in Section 33 and in the gas pipeline.

         To complete the earning process, Frontier will drill two targeted prospects. Pursuant to this farmin agreement, the Company has agreed to drill a well in Section 22 to the base of the Viking Formation and in Section 33 to the base of the Mannville Formation. The Company will earn BPO a 100% working interest, subject to a 15% GOR convertible APO to 50% working interest in both wells. The drill ready prospect in Section 22 has been assigned reserves by the Alberta Energy Utilities Board of 1.35BCF original gas in place.

Characterization

         An Ellerslie and a Viking channel fairway has been mapped across Frontier's option lands and seismically defined gas pools within the channel fairways have been successfully targeted. New locations targeting similar sized gas pools on the option lands in the Ellerslie and Viking have been identified. Over Frontier's option acreage an upper and lower Viking trend has been defined through subsurface mapping and seismic data interpretation. Both upper and lower Viking formations trend essentially East to West and the key control well establishing the Viking fairway is the 16-16-51-23-WM well offsetting Frontier's option section 22-51-23-W4M.


Proven Area

         The Cooking Lake/Redwater area became prominent in 1948 when Imperial Oil Resources Limited discovered 1.3 billion barrels of oil, the largest single oil find in Canadian history. This excellent geological history of producing wells, year around land accessibility and a well designed infrastructure make the area a prime location for drilling activities.

Marketing of Production

         Each oil and gas property in which we will have an interest will have an operator who will be responsible for marketing production. In our current project, we are not subject to any contractual restrictions that require that non-operators such as us consent to the terms and conditions of any sales contract before it is entered into.

         Any non-operator who chooses to do so may negotiate and enter into a sales contract with third parties for the sale of its share of oil and/or gas.

Liquidity and Capital Resources

         We have not generated sufficient operating revenue or had access to sufficient capital to implement our business plan. Since our revenues from operations alone are not likely to provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

         We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 2006. We have been dependent on loans from certain stockholders to continue operations. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

         We believe that we will require an additional $3,000,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

Variables and Trends

         We have no operating history with respect to oil and natural gas exploration. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business with the acquisition of additional property or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our operating history.

Critical Accounting Policies

         We prepare our financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $2,100,000 net operating loss carryforward for federal income tax purposes as of December 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of certain capital transactions, we may be liable for back taxes, interest and, possibly, penalties prospectively.

         Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value.

         When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

Recent Accounting Pronouncements

         In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in the first interim period for fiscal years beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of calendar year 2006. The actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of this new statement will have no effect until the Company issues share-based compensation.

Off Balance Sheet Arrangements

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are set forth on pages F-1 through F-13 and are incorporated herein by this reference.






                              FRONTIER ENERGY CORP.

                              Financial Statements

                           December 31, 2005 and 2004

                                Table of Contents


Reports of Independent Registered Certified Public Accounting Firms.........F-1

Financial Statements:

        Balance Sheet - December 31, 2005...................................F-2

        Statements of Operations - Years ended December 31, 2005 and 2004...F-3

        Statements of Stockholders' Deficit - Years ended December 31, 2005 and 2004 ..........................................................F-4

        Statements of Cash Flows - Years ended December 31, 2005 and 2004...F-5

Notes to Financial Statements ..............................................F-6

         REPORT OF INDEPENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors
Frontier Energy Corp.
(formerly known as GTDATA Corporation)
Las Vegas, Nevada


We have audited the accompanying balance sheet of Frontier Energy Corp. (formerly known as GTDATA Corporation) as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Frontier Energy Corp. (formerly known as GTDATA Corporation) as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Energy Corp. (formerly known as GTDATA Corporation) as of December 31, 2005, and the results of their consolidated operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Las Vegas, NV
March 31, 2006

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



/s/ De Joya & Company
De Joya & Company
Henderson, Nevada
April 12, 2005

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                                  Balance Sheet

                                December 31, 2005


                            Assets



Current assets:
Cash
                                                                        $   244

Total current assets                                                    $   244

Total assets
                                                                            244

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses
                                                                   $    183,076
Due to related parties                                                   59,492

Total current liabilities                                               242,568

Commitments and contingencies (Note 9)

Stockholders' deficit:
Series A preferred stock, $0.001 par value; 1 share                           -
authorized, issued and outstanding
Series B preferred stock, $0.001 par value; 10,000,000
shares authorized, no shares issued or outstanding                            -
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,329,606 shares issued and
829,606 outstanding                                                         829
Additional paid-in capital                                            3,830,950
Accumulated deficit                                                  (4,074,103)

Total stockholders' deficit                                            (242,324)

Total liabilities and stockholders' deficit                         $       244

================================================================================









See accompanying notes to financial statements.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                            Statements of Operations

                 For the years ended December 31, 2005 and 2004

                                                          2005            2004

Revenue:                                                 $     -        $     -

Operating expenses
General and administrative                               867,953         83,282
Loss on impairment of mineral claims                      80,000              -

Total operating expenses                                 947,953              -

Loss from operations                                    (947,953)       (83,282)

Non-operating expense, net                                     -           (332)

Net loss                                               $(947,953)     $ (83,614)

Weighted average common shares outstanding               396,906         34,928

Basic and diluted loss per share                       $   (2.39)     $   (2.39)

===============================================================================
















See accompanying notes to financial statements.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                       Statements of Stockholders' Deficit

                 For the Years ended December 31, 2005 and 2004


                                    Preferred A    Preferred B     Common Stock
                                    SharesAmount Shares  Amount     Shares

Balance, December 31, 2003             1      -       -        -      9,341

Re-pricing of stock options from $0.20 to $0.10 resulting in the issuance of an additional 400,000 shares of common
     stock                           -      -      -        -         1,000
Shares issued to satisfy Company
     debts to its President and a
     former
     officer                         -      -      -        -         9,575
Shares issued for settlement of
lawsuit                              -      -      -        -           238
Shares issued for compensation of
     stock price decrease            -      -      -        -           500

Reversal of shares issued in error   -      -      -        -         (500)
Shares issued for private
placement
     memorandum                      -      -      -        -        10,500
Shares issued for private
placement
     memorandum                      -      -      -        -         8,750
Shares issued for private
placement
     memorandum                      -      -      -        -         4,500
Shares issued to satisfy payables
to
     third parties                   -      -      -        -         2,406

Net loss                             -      -      -        -         -


Balance, December 31, 2004             1    -      -        -        46,310

Issuance of shares in exchange
for
     mineral claims                  -      -      -        -       246,461
Issuance of 16,250 stock options
     for settlement of payable       -      -      -        -             -
Exercise of stock options            -      -      -        -        16,250
Rounding for reverse split           -      -      -        -           585
Issuance of shares for services      -      -      -        -        20,000
Issuance of shares for finder's
fee
     related to the Bindloss
     Agreement                       -      -      -        -       500,000
Net loss                             -      -      -        -         -


Balance, December 31, 2005             1    -      -        -       829,606

                                           Additional
                             Common Stock    paid-in     Accumulated
                                   Amount    capital       deficit       Total

Balance, December 31, 2003          $    9  $2,169,462  $ (3,042,536)  (873,065)

Re-pricing of stock options from $0.20 to $0.10 resulting in the issuance of an additional 400,000 shares of common
     stock                               1      39,999        -           40,000
Shares issued to satisfy Company
     debts to its President and a
     former
     officer                             10     456,951        -         456,951
Shares issued for settlement of
lawsuit                                  -       5,000        -           5,000
Shares issued for compensation of
     stock price decrease               1          (20)       -             (20)
Reversal of shares issued in error     (1)          20        -              20
Shares issued for private
placement
     memorandum                         11      31,490        -           31,500
Shares issued for private
placement
     memorandum                          9      26,241        -           26,250
Shares issued for private
placement
     memorandum                          5      13,496        -           13,500
Shares issued to satisfy payables
to
     third parties                        2     141,879        -         141,881
Net loss                                  -        -     (83,614)       (83,614)


Balance, December 31, 2004                46   2,884,517  (3,126,150)  (241,587)

Issuance of shares in exchange
for
     mineral claims                     246      79,754        -         80,000
Issuance of 16,250 stock options
     for settlement of payable            -      47,216        -         47,216
Exercise of stock options                 16        (16)       -            -
Rounding for reverse split                 -           -       -            -
Issuance of shares for services           20      19,980       -         20,000
Issuance of shares for finder's
fee
     related to the Bindloss
     Agreement                           500     799,500      -         800,000
Net loss                                  -           -    (947,953)   (947,953)


Balance, December 31, 2005               829  $3,830,950  $(4,074,103) (242,324)




See accompanying notes to financial statements.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                            Statements of Cash Flows

                 For the years ended December 31, 2005 and 2004

                                                        2005               2004
Cash flows from operating activities:
Net loss                                              $(947,953)      $ (83,614)

Adjustments to reconcile net
loss to net cash used in operating
activities:
Stock issued as finders fee
related to Bindloss Agreement                           800,000               -
Stock based compensation                                 20,000          66,250
Loss on impairment of
mineral claims                                           80,000               -
Increase (decrease) in
liabilities:
Accounts payable and
accrued liabilities                                      20,556         (65,850)
Net cash used in
operating activities:                                   (27,397)        (83,214)

Cash flows from financing activities:
Proceeds from issuance of
common stock                                                  -          45,000
Proceeds from borrowings
from related parties                                     26,492           2,000
Proceeds from loan from
note payable                                                  -          33,000
Net cash provided by
financing activities:                                    26,492          80,000

Net decrease in cash and
ash equivalents                                            (905)         (3,214)

Cash and cash equivalents, beginning
of period                                                 1,149           4,363

Cash and cash equivalents, end
of period                                             $     244       $   1,149

Non-cash activities:
Shares issued from settlement
of debts to related parties                             $     -       $ 462,961
Shares issued in settlement
of lawsuit                                              $     -       $   6,000
Shares issued in settlement
of accounts payable                                   $  47,216       $ 141,881
Shares issued for mineral
claims                                                $  80,000         $     -
Shares issued for finder's fee related
to Bindloss Agreement                                 $ 800,000         $     -
Shares issued from
consulting services                                   $  20,000         $     -


================================================================================




See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements

                                December 31, 2005

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Frontier Energy Corp.(the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. The Company is engaged in the acquisition, exploration, development, and operation of oil and gas reserves primarily in the Central Alberta region of Canada.

Name Change. On July 27, 2005, the Board of Directors approved changing the name of the Company from GT Data Corp. to Frontier Energy Corp. to reflect its new business direction of oil and natural gas exploration.

Articles of Incorporation. On July 27, 2005, the Board of Directors amended the certificate of incorporation to increase the authorized shares to 100,000,000 shares with par value of $0.001 per share.

Stock Splits. On July 27, 2005, the Board of Directors declared a one-for-forty stock split of our common stock. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders' deficit has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the shares arising from the split. During 2004, the Company approved a 1-for-10 reverse stock split on its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted as if the reverse stock split had occurred at the Company's inception.

Past Activities of Our Company. Up until November 2003, we were was engaged in the sale, repair and support service of in-warranty and out-of-warranty computer peripheral devices for a variety of large and small brand name manufacturers through our wholly owned subsidiary, Technical Services & Logistics Inc. ("TSLi"). On November 17, 2003, our Board of Directors voted unanimously to liquidate TSLi through a General Assignment benefiting the creditors of TSLi. On November 26, 2003, the Company consummated a General Assignment Agreement ("the agreement") that assign all the assets and liabilities of TSLi to the C.F. Boham Company, Inc., d.b.a. the Hamer Group, of Los Angeles, California. The assignment was essentially a liquidation of TSLi that was overseen by the Hamer Group, who acted as trustee of TSLi's affairs during the liquidation process.

The decision to liquidate TSLi provided our Board of Directors with the opportunity to restructure our debts so that we could continue as a going concern. On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine. Our business plan became to explore and develop the potential minerals on the Property. In October 2005, the Board of Directors, based on the estimated costs and related benefits to be received from the mineral prospect at Williams Lake, determined it to be in our best interest to begin exploration of oil and natural gas properties in the Alberta region of Canada.

NOTE 2 - BASIS OF PRESENTATION

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of approximately $27,000 and $84,600 for the years ended December 31, 2005 and 2004, respectively. The Company's liabilities exceed its assets by approximately $242,000 as of December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, through loans with stockholders and the issuance of stock to settle outstanding debt. The Company is continuing to seek other sources of financing and attempting to increase revenues by drilling for oil and natural gas. Conversely, the ongoing development and maintenance of our business

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements


NOTE 2 - BASIS OF PRESENTATION, CONTINUED

plan is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. The financial statements for 2005 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to income upon disposition.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed. The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows (undiscounted and without interest charges). If such evaluations indicate that the future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of December 31, 2005 and 2004. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of calendar year 2006. The actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.

NOTE 4 - MINERAL RIGHTS

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 9,858,434 shares of common stock valued at $80,000 or $4,000 per claim. On January 22, 2005, the registrant acquired the 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine. Due to the Company's change of business direction and decision to not renew the required annual 2006 fees for maintaining these claims, the Company has recorded an $80,000 loss on impairment of mineral claims in the financial statements.

NOTE 5 - OIL AND NATURAL GAS PROPERTIES, UNPROVEN

Bindloss Project. On October 12, 2005, the Company entered into a Farmin and Participation Agreement ("Bindloss Agreement") with Angels Exploration Fund, Inc. (Angel's) which allows the Company to perform exploratory drilling and testing for oil interest on property located in the Bindloss area within the Southeastern Province of Alberta, Canada ("Bindloss Project"). The Bindloss Agreement provides the Company an eighty percent working interest in the Bindloss Project subject to a 10% overriding royalty. Upon completion of the first stage of drilling, the Company will be required to issue 100,000 shares of its common stock to Angel. Pursuant to the Bindloss Agreement, the Company issued 5,000,000 restricted shares to Jeffery A. Cocks which 500,000 shares is considered as a finder's fee and 4,500,000 shares as a fee for securing future financing totaling $2,000,000. The Bindloss Agreement contained an upset provision that stated in the event that Angels or Mr. Cocks were unable to finance $1,000,000 in 90 days from the signing of this agreement (at terms acceptable to the Board of Directors), the Company will acquire 4,500,000 of the Payment Shares in exchange for the mutual release of this Agreement by all parties. In the event that Angels and Mr. Cocks were unable to finance less than $2,000,000 within 90 days from the signing of this Agreement, the Company will have the right to cancel 2,500,000 of the total Payment Shares.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements

NOTE 5 - OIL AND NATURAL GAS PROPERTIES, UNPROVEN

On March 10, 2006, based on the non performance of the agreement, the Company cancelled 4,500,000 of the 5,000,000 shares issued per the agreement. The remaining 500,000 shares are accounted for in the financial statements as an expense to the Company at the fair market value of such shares at the date of the Bindloss Agreement. Therefore, the Company has included $800,000 of expense in the results from operations for 2005 within general and administrative expenses. The Company has not included the 4,500,000 shares as part of the outstanding shares of common stock as of December 31, 2005, since Mr. Cocks had not earned the rights to such shares.

Nisku Reef. On October 25, 2005, the Company and Angel's entered into an agreement with 1097855 Alberta, Ltd. to drill test wells on property that 1097855 Alberta, Ltd. has title interest in the Nisku-Pembina area. The agreement states that the spud date is to begin prior to July 30, 2006. Under the agreement, the Company will earn a ninety percent working interest from the undivided 100 percent working interest that 1097885 Alberta Ltd. owns, subject to a 15 percent gross overriding royalty.

NOTE 6 - RELATED PARTIES TRANSACTIONS

As of December 31, 2005, certain stockholders of the Company had advanced a total of $59,492 of working capital advances to the Company. The advances are non-interest bearing, unsecured and due on demand.

The President and a former officer of the Company accepted shares of 9,575 shares in lieu of the outstanding debt totaling $456,961during 2004.

NOTE 7 - INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carry forward of approximately $4,089,900 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2025, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $4,089,900, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005, significant components of the Company's deferred tax assets are approximately as follows:


Deferred tax assets:                                                  2005
Net operating loss                                                  $ 4,089,900
Stock based compensation                                             (1,991,865)
                                                              -----------------

Net operating loss carryforwards                                      2,098,035

Total deferred tax assets                                               789,500
Less valuation allowance                                               (789,500)
                                                              -----------------


Net deferred tax asset                                                        $
                                                                              -
                                                              =================

--------------------------------------------------------------------------------
The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements


NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred A Stock. The Company's articles of incorporation authorize the issuance of 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2005, the Company has 1 share of Preferred A issued and outstanding.

Preferred B Stock. During fiscal 2000, the Board of Directors had designated 10,000,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $10.00 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $10.00 plus the amount of any accrued and unpaid dividends by the conversion price of $10.00 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class. As of December 31, 2005, no shares of Preferred B were issued or outstanding.

Stock Issuances 2005. In October 2005, the Company issued a total of 20,000 shares of its common stock to various consultants. As a result, the issuance of those shares resulted in an expense to the Company of $20,000 which has been reflected in the results from operations in 2005.

Stock Issuances 2004. During 2004, the Company issued 500 shares of its common stock to its President as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 500 shares of common stock. The re-pricing and additional issuance of such options has resulted in an expense to Company of approximately $20,000 which has been reflected in 2004.

During 2004, the Company issued 500 shares of its common stock to a stockholder as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003 with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 500 shares of common stock. The re-pricing and additional issuance of such options has resulted in an expense to Company of approximately $20,000 which has been reflected in 2004.

During 2004, the Company issued 9,575 shares of its common stock to its President and a former officer/founder in satisfaction of amount due to them approximating $457,000.

Through a private placement, the Company sold 150,000 shares of its common stock at an exercise price of $0.075 per share or a total of $45,000. Included with the placement, the Company issued 8,750 shares valued at $26,250 for consulting services which had been expensed in 2004.

During 2004, the Company issued 2,644 shares in satisfaction of $146,881 in accounts payable.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements

NOTE 8 - STOCKHOLDERS' DEFICIT, CONTINUED

Stock Options. The following is a status of the stock options outstanding at December 31, 2005 and 2004 and the changes during the two years then ended:

                                                 Year Ended December 31,
                                                 2005                  2004
Outstanding, beginning
of year                                 65,000      $   4.00   65,000      $4.00
Granted                                      -          -           -         -
Exercised                                    -          -           -         -
Cancelled/Forfeited                          -          -           -         -
Outstanding, end
of year                                 65,000      $   4.00   65,000      $4.00
Exercisable, end
of year                                 65,000      $   4.00   65,000      $4.00

Weighted average
fair value of options
granted                                               $ 1.50             $ 1.50


================================================================================
As of December 31, 2005, all of the 65,000 outstanding options have an exercise price of $4.00 per share average remaining contractual life of 5 years. All 65,000 of these options were exercisable during 2005.

Warrants - From time to time, the Company issues warrants pursuant to various consulting agreements. There were no warrants granted during fiscal years ended 2005 and 2004.

The following represents a summary of warrants outstanding for the years ended December 31, 2005 and 2004:

                                                     Year Ended December 31,
                                                2005                 2004
Outstanding, beginning of year             2,000     $   50.00  2,000   $ 50.00
Granted                                        -          -         -        -
Exercised                                      -          -         -        -
Cancelled/Forfeited                            -          -         -        -

Outstanding, end of year                   2,000     $   50.00  2,000   $ 50.00
Exercisable, end of year                   2,000     $   50.00  2,000     50.00


================================================================================
All of the warrants outstanding at December 31, 2005 have an exercise price of $50.00 per share and a weighted average remaining contractual life of 0.5 years. All of the warrants are exercisable at December 31, 2005.

                              FRONTIER ENERGY CORP.
                     (formerly known as GTDATA CORPORATION)

                          Notes to Financial Statements

NOTE 9 - SUBSEQUENT EVENTS

Cancellation of Shares. Pursuant to the upset provision in the Bindloss Agreement that was signed by the Company on October 12, 2005, the Company cancelled 4,500,000 of the 5,000,000 shares issued to Mr. Jeffery A. Cocks in March 2006. The remaining shares were accounted for by the Company as a finder's fee for the agreement, see Note 5.

Employment Agreements. On February 17, 2006, the Company entered into employment agreements ("Agreements") with three officers of the Company. All three agreements have a term of February 15, 2006 through March 31, 2008 and may be extended upon mutual agreement of the parties or may be terminated prior to March 31, 2008 upon occurrence of certain conditions. Under the Agreements:

o        The Chief Executive Officer will be paid an annual salary of $48,000.
         He his to receive 700,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008.

o        The Chief Operating Officer will be paid an annual salary of $48,000.
         He his to receive 650,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008.

o        The Chief Exploration Officer will be paid an annual salary of $48,000.
         He his to receive 650,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008.

Land Acquisition - Cooking Lake. In March 2006, Frontier acquired a series of working interests through a farm-in agreement in 1,280 net acres of land in the Cooking Lake area for $50,000 (Canadian dollar). Frontier will earn a the working interest by completing a tie-in of one standing Ellerslie gas well and by drilling two seismically defined Viking Formation targets. To complete the earning process, Frontier will drill two targeted prospects. Pursuant to this farmin agreement, the Company has agreed to drill a well in Section 22 to the base of the Viking Formation and in Section 33 to the base of the Mannville Formation. The Company will earn BPO a 100% working interest, subject to a 15% GOR convertible APO to 50% working interest in both wells. The drill ready prospect in Section 22 has been assigned reserves by the Alberta Energy Utilities Board of 1.35BCF original gas in place.

Potential Securities Act Violation. On April 4, 2006, the Company brought in a new president and director and hired counsel to review certain of the Company's stock issuances and other transactions. At that time, the Company cancelled the consulting agreements with two non-employee consultants, who are identified as the "Optionees" in the following paragraph.

On February 1, 2006, the Company issued options (the "Options") for 250,000 shares of the Company's common stock to two consultants (the "Optionees"), purportedly under the Company's 2005 Stock Option Plan (the "Plan"), at an exercise price of $.001 per share. The Optionees immediately exercised the Options and the Company issued the Option shares to the Optionees. The shares underlying the Options were registered under a Form S-8 registration statement filed with the Commission on July 21, 2005. Because of the effect of the Company's 1 for 40 reverse stock split effective October 4, 2005 (the "Reverse Stock Split"), however, the Plan had only approximately 80,000 shares available for Options under the Plan on February 1, 2006. Therefore, the Company issued approximately 420,000 shares to the Optionees without registration under the Securities Act of 1933, as amended (the "Securities Act"). Because the Company issued these shares in possible violation of registration requirements, the Company has demanded the return of these shares from the Optionees. The Company has reported this possible violation of the Securities Act to the Commission. The Commission may take action against the Company for this possible violation of the Securities Act and may impose sanctions on the Company, which could include monetary penalties, trading halts, injunctions or other legal or equitable remedies, which could have a material adverse impact on the Company and the market for the Company's common stock.







ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The auditor for the Company prior to March 7, 2006, was De Joya & Company. The Company was notified that De Joya & Company decided to withdraw from the Public Company Auditing Oversight Board and will no longer be performing public company audits. On March 7, 2006, the Company engaged De Joya Griffith & Company, LLC as its independent registered public accounting firm to audit the Company's financial statements. The prior auditor De Joya & Company audited the Company's financial statements for the fiscal year ended December 31, 2004 and 2003. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for the period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 8A.          CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Frontier, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of our executive officers and directors, their ages as of April 14, 2006, and the positions currently held by each are as follows:

         Name                         Age   Position

         Robert Genesi                 68   Chief Executive Officer,
                                            Principal Financial
                                            Officer and Director
         Fred DaSilva                 43    President and Director

         The terms of each of the directors expires at the next annual meeting of the stockholders, the date for which has not been set by the Board of Directors. The officers serve at the pleasure of the Board of Directors.

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of Frontier or any of its subsidiaries or any committee thereof. Any non-employee director of Frontier or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of Frontier is appointed by and serves at the discretion of the Board of Directors.

         None of the officers or directors of Frontier is currently an officer or director of a company required to file reports with the SEC, other than Frontier.

         The business experience of each of the persons listed above during the past five years is as follows:

Robert Genesi, Director, Chief Executive Officer

         Mr. Genesi has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms and holds five patent designs. Prior to co-founding Frontier Energy Corporation, Mr. Genesi served as the President and CEO of IData Corporation, a company that develops superior linear storage products for the fastest growing segment of the storage business. Mr. Genesi served as the President and CEO of DAS Devices from 1997-1998 and raised over $54,000,000 in financings for the company in addition to selling the head manufacturing company to Applied Magnetics Corporation. From 1994 to 1996, Mr. Genesi was the President and CEO of Rexon Corporation. During his tenure at Rexon, Mr. Genesi was able to successfully sell the company to Legacy - Canada. Mr. Genesi was President and COO or Read-Rite Corporation from 1987 to 1993. Mr. Genesi has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.


Fred DaSilva, President and Director

         Since 2005, Mr. DaSilva has been President of Sol-Terra, a private company in the energy sector. Sol-Terra was organized under the laws of the Province of Alberta in August 2005 for the purpose of holding the assets of DMT Energy Inc. ("DMT"), a company with production and land holdings in Canada and the United States. Mr. DaSilva was president of DMT from July 2004 to January 2005.

         From 1994 to 2003, Mr. DaSilva was president of Maddison Investment, Inc., which provided diverse consulting services and assistance in the areas of business planning and development, mergers and acquisition for a number of private and publicly listed companies.

         Also since 1994, Mr. DaSilva was a key advisor to a number of companies moving from private to public and public to private ownership.

         Mr. DaSilva received his degree in finance and marketing from Dawson College in Montreal in 1977.


Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2005 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Code of Ethics

         We adopted the Frontier Energy Corp. Code of Ethics for the CEO and Senior Financial Officers (the "finance code of ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Operating Officer, Chief Exploration Officer, Principal Financial Officer, controller and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company's Investor Relations Department, c/o Frontier Energy Corp., 2413 Morocco Avenue, North Las Vegas, Nevada 89031 If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executives or employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2005 to our Chief Executive Officer.

                           Summary Compensation Table


                             Annual Compensation     Other Annual
---------------------- Year     Salary ($)             Compensation
                      ----
Name and Position
-----------------
                                                                   $
Robert Genesi, CEO(1)    2005        0           $ 0
                         2004        0             0
                         2003     $105,000      $ 12,000

(1) Includes housing and car allowance.





Employment Contracts

         On February 17, 2006, the Company entered into an employment agreement with Robert Genesi whereby Mr. Genesi will serve as the CEO of the Company. The term ("Term") of employment is from February 15, 2006 through March 31, 2008. The Term may be extended beyond March 31, 2008, upon the mutual agreement of the parties and may be terminated prior to March 31, 2008, upon the occurrence of certain conditions. Mr. Genesi will be paid an annual salary of $48,000. He will also receive 700,000 common shares of the Company which will vest monthly over 24 months. The shares are also subject to a lock-up agreement pursuant to which Mr. Genesi may not sell any of the shares before February 17, 2008.

         On April 5, 2006, the Company hired Mr. Fred DaSilva as its president. The company intends to negotiate and execute an employment agreement with Mr. DaSilva as soon as practicable. The current employment arrangement grants Mr. DaSilva a salary of $48,000 per year.

Directors' Compensation

         Currently there is no compensation package for members of our board. While we expect to create a compensation package for our board members during the next 12 months, we do not currently have any preliminary agreements or understandings with respect to such compensation packages.

         We have the 2005 Stock Option Plan. All the options available under the Plan have been issued. The Company reserves the right to amend the 2005 Stock Option Plan to increase the number of options available under the 2005 Stock Option Plan, subject to stockholder approval.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information known to us, as of March 15, 2006, relating to the beneficial ownership of common stock by:

o each person who is known by us to be the beneficial holder of ore than 5% of our outstanding common stock;
o        each of our named executive officers and directors; and
o        our directors and executive officers as a group.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

         Percentage ownership in the following table is based on 53,329,606 shares of common stock outstanding as of March 31, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

                                            Number of
                                        Shares of Common
                                       Stock Beneficially
                                              Owned

------------------------------------                         ------------------
                                                            Percentage of Shares
------------------------------------                         Beneficially Owned
Name of Beneficial Owner
Robert Genesi (1)                              700,000             1.3%
Fred DaSilva(1)(2)                          50,000,000            93.7%
All directors and officers
                                           ------------------------------------
     (2 persons)                           50,700,000                     95%

         -----------
(1)      The address of each of our officers listed in the table is in care of Frontier Energy Corp., 2413
              Morocco Avenue, North Las Vegas, Nevada  89031
(2) Represents shares owned by Sol-Terra Energy, Inc. .Mr. DaSilva is the president and controlling stockholder of Sol-Terra Energy, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our President and another former officer of the Company accepted 9,575 shares in lieu of outstanding debt totaling $456,961 during 2004.

ITEM 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A)      Financial Statements and Schedules

         See "Index to Financial Statements"

(B)      Exhibits

            EXHIBIT
            NUMBER      --------------------------------------------------------
                                   DESCRIPTION
            10.6        Employment Agreement dated February 17, 2006 between
                        Company and Robert Genesi.*
            16.1        Letter for change in certifying accountant. **
            23.1        Consent of De Joya Griffith and Company. LLC
            31.1        Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*
            32.1 Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
         ----------
         *        Filed Herewith
         **       Previously filed as an exhibit to Form 8-K on March 13, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of De Joya, Griffith & Company, LLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by De Joya and Company in 2004 and De Joya, Griffith and Company, LLC were approved by the Board of Directors. The following table presents fees for audit services rendered by De Joya and Company and De Joya Griffith & Company, LLC for the audits of the our annual financial statements for the years ended December 31, 2005 and December 31, 2004, respectively and fees billed for other services rendered during those periods.


                                                     Fiscal 2005     Fiscal 2004
Audit Fees(1)                                          $15,000           $10,000
Audit-Related Fees(2)                                        -                 -
Tax Fees(3)                                                  -                 -

Subtotal                                               $15,000           $10,000

All other Fees(4)                                          -0-               -0-

Total                                                  $15,000           $10,000

===============================================================================
(1) Audit Fees - Audit fees billed to the Company for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

(2) Audit-Related Fees - There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3) Tax Fees - There were no tax fees billed during the last two fiscal years for professional services.

(4) All Other Fees - There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

         The Board of Director's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by De Joya Griffith & Company, LLC is compatible with maintaining its independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     FRONTIER ENERGY CORP.


Dated:  May 2, 2006

                                         By:      /S/  Robert Genesi
                                  -------------------------------------------
                                         Name:    Robert Genesi
                                         Title:   Chief Executive Officer and
                                                   Director


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                     FRONTIER ENERGY CORP.


Dated:  May 2, 2006

                                              By:      /S/  Fred DaSilva
                                              --------------------------------
                                              Name:    Fred DaSilva
                                              Title:   President and Director