Form 10QSB
period 2006-03-31
FRONTIER ENERGY CORP.
filed 2006-06-16
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
             For the quarterly period ended March 31, 2006_________
                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

          Commission File Number 033-05384



                              FRONTIER ENERGY CORP.
                 (Name of Small Business Issuer in its charter)

        NEVADA                                          87-0443026
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
     or organization)

7045 WILD WAVE DRIVE, LAS VEGAS, NEVADA                          89131
---------------------------------------                          -----
 (Address of principal executive offices)                      (Zip code)

Issuer's telephone number: (702) 839-0724


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,329,606

Shares of Common Stock
Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                TABLE OF CONTENTS

                                                                  Page No.

Financial Statements

     Balance Sheet                                                   1

     Statements of Operations                                        2

     Statement of Stockholders' Equity                               3

     Statements of Cash Flows                                        4

Notes to Financial Statements                                        5-8

                                                  ASSETS

Current assets
Cash                                                                        $244
                                                                ----------------
Total current assets                                                         244
                                                                ----------------
                                                                ----------------

Total assets                                                                 244
                                                                ================


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable
and accrued liabilities                                             $   212,603
Due to related parties                                                   61,991
                                                               ----------------
Total current liabilities                                               274,594
                                                               ----------------

Total liabilities                                                       274,594

Commitments and contingencies                                                 -

Stockholders' equity
Series A preferred stock,
$0.001 par value; 1 share
authorized, issued and outstanding                                            -
Series B preferred stock,
$0.001 par value; 10,000,000
authorized; and no shares
issued or outstanding                                                         -
Common stock, $0.001 par
value; 100,000,000 shares
authorized, 3,329,606
shares issued and outstanding                                             3,329
Additional paid-in capital                                            5,868,950
Prepaid salaries paid with
common stock                                                         (1,870,000)
Accumulated deficit                                                  (4,276,629)
                                                               ----------------
Total stockholders' deficit                                            (274,350)
                                                               ----------------

Total liabilities and stockholders' deficit                         $       244
                                                               ================

                                               For the Three Months Ended

                                          March 31, 2006         March 31, 2005





Revenue                                                       -               -

Operating expenses

General and administrative                              202,526           8,500
                                           ------------------------------------


Total operating expenses                                202,526           8,500
                                           ------------------------------------


Operating loss from continuing operations              (202,526)         (8,500)

Other income (expense):

Interest expense, net                                         -               -
                                           ------------------------------------


Total other income (expense)                                  -               -
                                           ------------------------------------


Loss from continuing operations
before provision for income taxes                      (202,526)         (8,500)


Provision for income taxes                                    -               -
                                           ------------------------------------



Net loss                                               (202,526)         (8,500)
                                           ====================================

Earnings (loss) per common
share - basic and diluted:




Net loss                                                  (0.10)          (0.04)
                                           ====================================

Weighted average common
shares outstanding -

Basic and diluted                                     2,012,939         214,698
                                           ====================================

                                         Preferred A                Preferred B
                                         -----------------------    -----------
                                    Shares       Amount        Shares     Amount

                                         ---------    ----------    ----------


                                                      $
Balance, December 31, 2005            1            -             -            -


Exercise of stock options
Issuance of shares per employment

        agreements

Expense of prepaid salaries

Net loss                              -            -             -            -
                                         ---------    ----------    ----------


                                                      $
Balance, March 31, 2006               1            -             -            -
                                         =========    ==========    ==========










                                              Common Stock           Additional
                                           -------------------------------
                                             Shares         Amount   Paid-in
                                                                      Capital
                                          -------------    --------------



Balance, December 31, 2005                     829,606          829    3,830,950


Exercise of stock options                      500,000          500            -
Issuance of shares per employment

agreements                                   2,000,000        2,000    2,038,000

Expense of prepaid salaries


Net loss                                             -            -            -
                                         ---------------------------------------



Balance, March 31, 2006                      3,329,606        3,329    5,868,950
                                         =======================================













                                       Paid With    Accumulated    Stockholders'
                                         ---------------------    --------------
                                      Common Stock       Deficit        Deficit



Balance, December 31, 2005                        -    (4,074,103)     (242,324)


Exercise of stock options                         -             -           500
Issuance of shares per employment

agreements                               (2,040,000)            -             -

Expense of prepaid salaries                 170,000       170,000


Net loss                                          -      (202,526)     (202,526)


Balance, March 31, 2006                  (1,870,000)   (4,276,629)     (274,350)

                                                     For the Three Months Ended
                                  ---------------------------------------------
                                               March 31, 2006    March 31, 2005


CASH FLOWS FROM OPERATING ACTIVITIES

                                                                 $            $
Net loss                                                  (202,526)      (8,500)
Adjustments to reconcile
loss from continuing
operations to net cash
used in operating activities:

Stock based expenses                                       170,000            -
Changes in operating asset
s and liabilities:

Prepaid expenses                                                 -            -

Other receivable
- related party                                                               -

Accounts payable and
accrued liabilities                                         29,526            -

Interest payable                                                 -            -
                                          -------------------------------------


Net cash used in operating
activities of continuing operations                         (3,000)      (8,500)

CASH FLOW FINANCING ACTIVITIES

Proceeds from issuance
of common stock                                                  -            -

Proceeds from borrowings
from related parties                                         3,000            -

Proceeds from borrowings on
notes payable to related parties                                 -        8,500
                                          -------------------------------------


Net cash provided by financing
activities of continuing operations                          3,000        8,500
                                          -------------------------------------


NET CHANGE IN CASH                                               -            -


CASH AT BEGINNING OF YEAR                                      244        1,149
                                          -------------------------------------


                                                                 $            $
CASH AT END OF PERIOD                                          244        1,149
                                          =====================================


SUPPLEMENTAL INFORMATION


                                                                 $            $
Interest Paid                                                    -            -
                                          =====================================
Income Taxes Paid
                                                                 $            $
                                                                 -            -
                                          =====================================



                                                                 $            $
Shares issued to in exercise
of stock options,
500,000 shares                                                 500            -
                                          =====================================


                                                                 $            $
2,000,00 shares of common
stock issued for
employment agreements                                    2,040,000            -
                                          =====================================

1.       BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The NOTE financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Frontier Energy, Corp, fka (GTData Corporation) (the "Company").

     The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     Going concern - The Company incurred a net loss of approximately $202,526 for the three months ended March 31, 2006. The Company's liabilities exceed its assets by approximately $274,350 as of December 31, 2006. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

     The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

             Reclassification        - The financial statements for 2005 reflect
                                     certain reclassifications, which have
                                     nominal effect on net income, to conform to classifications in the current year.

2. SIGNIFICANT ACCOUNTING POILICIES

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation of $2,040,000 was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expenses on a monthly basis as the shares vest. Payroll taxes are being accrued on the vested shares. As of March 31, 2006, the Company incurred stock based compensation expense of $170,000 and associated payroll taxes of $13,005. $1,870,000 of compensation is recorded as a prepaid asset, of which $1,020,000 vests in the current year.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

4. RELATED PARTY TRANSACTIONS-

     Due to Related Parties - Due to related parties at March 31, 2006 totaling $61,991 consist of working capital advances from the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

     On February 17, 2006, the Company entered into employment agreements ("Agreements")with three officers of the Company. All three agreements have a term of February 15, 2006 through March 31, 2008 and may be extended upon mutual agreement of the parties or may be terminated prior to March 31, 2008 upon occurrence of certain conditions. Under the Agreements:

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

     Under the terms of the agreement, the officers' compensation of $18,000 and associated payroll taxes of $1,521 have been accrued for the three months ended March 31, 2006.

5. STOCKHOLDERS' EQUITY

     Common Stock - Pursuant to the upset provision in the Bindloss Agreement that was signed by the Company on October 12, 2005, the Company cancelled 4,500,000 of the 5,000,000 shares issued to Mr. Jeffrey A. Cocks in March 2006. The remaining shares were accounted for by the Company as a finder's fee for the agreement.

     During the three months ended March 31, 2006, consultants to the Company exercised options to acquire 500,000 shares of common stock at par value. The consultants paid for the exercise by reducing accounts payable owed by the Company.

     During the three months ended March 31, 2006, the Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expenses on a monthly basis as the shares vest. For the three months ended March 31, 2006, 166,666 shares of stock under the employment agreements have vested to the officers, at an expense of $170,000.

     In February 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. On April 5, 2006, before accepting any subscriptions or funds from investors in the Offering, the Registrant cancelled the Offering and requested the return of all offering materials.

6. LAND ACQUISITION

     In March 2006, Frontier acquired a series of working interests through a farm-in agreement in 1,280 net acres of land in the Cooking Lake area for $50,000 (Canadian dollar). Frontier will earn a the working interest by completing a tie-in of one standing Ellerslie gas well and by drilling two seismically defined Viking Formation targets. To complete the earning process, Frontier will drill two targeted prospects. Pursuant to this farm-in agreement, the Company has agreed to drill a well in Section 22 to the base of the Viking Formation and in Section 33 to the base of the Mannville Formation. The Company will earn BPO a 100% working interest, subject to a 15% GOR convertible APO to 50% working interest in both wells. The drill ready prospect in Section 22 has been assigned reserves by the Alberta Energy Utilities Board of 1.35BCF original gas in place. As of March 31, 2006, the Company had performed no services toward the farm-in agreements and therefore has not recorded

6. SUBSEQUENT EVENTS

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


     On On April 5, 2006, the Company issued 50,000,000 shares of common stock to Sol-Terra Energy, Inc. in exchange for all of Sol-Terra's assets, which include a substantial interest in gas-bearing property in Alberta.

     On April 5, 2006, the Registrant's Board of Directors terminated the employment contracts of Jeffery Cocks as the Registrant's Chief Operating Officer and Kevin Tattersall as the Registrant's Chief Exploration Officer. The Registrant has not appointed successors to either position. The Registrant terminated these contracts as part of a re-evaluation of the Registrant's entire management team and overhead expenses and should not be construed as a negative judgment on Messrs. Cocks and Tattersall. Pursuant to the agreement, termination of employment without cause obligates the Company to pay two months of the officers' salaries, totaling $8,000 to each officer. All unvested shares are required to be returned to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion of our plan of operations, financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in the Company's filings under the Securities Exchange Act of 1934, as amended, including the Company's Form 10-KSB for the year ending December 31, 2005.

IN GENERAL

         Frontier Energy Corp., through subsidiaries and agreements in which we are a participant, is engaged in the acquisition, exploration, development, and operation of oil and gas reserves primarily in the central Alberta region of Canada. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended March 31, 2006, the Company had no revenues from operations or other sources.

PLAN OF OPERATION

         Our operations strategy is a simple, three-pronged approach that will allow us to manage our growth cost-effectively and to create the largest return to our stockholders: o Acquire revenue-producing land that has commercially significant levels of proven or probable reserves of oil and natural gas o Sign agreements with operators for drilling, engineering and geological testing, program management and production o Effectively manage capital and cash flows to assure growth through an aggressive strategy of land acquisition and resource production

         While being simple, we believe this approach will prove to be the most effective. We intend to continue building our portfolio of land holdings with shallow natural gas wells, deep natural gas wells and deep oil wells. By acquiring the appropriate mix of land we will be able to diversify the risk to our financial results and our stockholders. With this mix, we intend to create a profitable company with a strong cash flow that will benefit our company and our stockholders.

PEMBINA-NISKU REEF PROJECT

Overview

         In October 2005, we entered into an agreement to earn a 100% working interest in a property known as the Pembina-Nisku Reef by drilling a test well to the base of the Nisku formation, subject to a non-convertible 15.0% GORR (gross overriding royalty) to the lease holder. This land is situated in the Pembina oil field in an area that is concentrated with Nisku Pinnacle Reef occurrence. The allowable 160 acre spacing permits up to three wells to be drilled on these lands. This prospect can be characterized as a "high impact" oil and gas prospect in central Alberta. The wells that have been successfully completed in the Nisku Reef formations in this area are some of the most prolific producers of oil and gas in the province of Alberta.

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

         During the second quarter of 2006, Frontier expects to complete the tie-in the Ellerslie gas well in 02-16-33-51-23W4M. Planned operations are conditional upon land access and surface conditions. Initial production test rates are 500Mcf/d. The tie-in will span the distance of one-half mile to the Cooking Lake Gas Plant operated by Purcell Energy Ltd. By completing the tie-in, the Company will earn BPO a 50% working interest in the (02)16-33 well in the Ellerslie Gas Zone in Section 33 and in the gas pipeline.

         To complete the earning process, Frontier will drill two targeted prospects. Pursuant to this farm-in agreement, the Company has agreed to drill a well in Section 22 to the base of the Viking Formation and in Section 33 to the base of the Mannville Formation. The Company will earn BPO a 100% working interest, subject to a 15% GOR convertible APO to 50% working interest in both wells. The drill ready prospect in Section 22 has been assigned reserves by the Alberta Energy Utilities Board of 1.35BCF original gas in place.

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

Marketing of Production

         Each oil and gas property in which we have an interest will have an operator who will be responsible for marketing production. In our current project, we are not subject to any contractual restrictions that require that non-operators such as us consent to the terms and conditions of any sales contract before it is entered into.

         Any non-operator who chooses to do so may negotiate and enter into a sales contract with third parties for the sale of its share of oil and/or gas.

Liquidity and Capital Resources

         The Company did not generate any revenue in the quarter ended March 31, 2006; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

         We currently have very limited operating funds ($244 as of March 31, 2006), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending March 31, 2006 were $202,526, as compared to only $8,500 for the same period in 2005. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 2006. We have been dependent on loans from certain stockholders to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

         We believe that we will require an additional $3,000,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period, most of which the Company must raise through loans or the sale of equity. In the longer term, we hope to satisfy our liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations. We can give no assurances that we will be able to obtain the required capital from any source or that we will be able to continue the Company's operations.

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

Subsequent Events

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

         On June 12, 2006, because of the illness of the Company's chief Financial Officer, Robert Genesi, Fred DaSilva became the Company's acting Chief Financial Officer for the duration of Mr. Genesi's illness.


ITEM 3 - CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our President, Fred DaSilva. Based upon that evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic filings under the Exchange Act and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Common Stock - Pursuant to the upset provision in the Bindloss Agreement that was signed by the Company on October 12, 2005, the Company cancelled 4,500,000 of the 5,000,000 shares issued to Mr. Jeffrey A. Cocks in March 2006. The remaining shares were accounted for by the Company as a finder's fee for the agreement.

During the three months ended March 31, 2006, consultants to the Company exercised options to acquire 500,000 shares of common stock at par value. The consultants paid for the exercise by reducing accounts payable owed by the Company.

On February 17, 2006, the Company issued 2,000,000 shares for stock compensation to officers of the Company. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expensed on a monthly basis as the shares vest. For the three months ended March 31, 2006, 166,666 shares of stock under the employment agreements have vested to the officers, at an expense of $170,000.

In February 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. On April 5, 2006, before accepting any subscriptions or funds from investors in the Offering, the Registrant cancelled the Offering and requested the return of all offering materials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER.   DESCRIPTION

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
--------------------------------------------------------------------------------
32.1 Certification of Principal Executive Officer and Principal Financial o fficer pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 16, 2006

                             FRONTIER ENERGY CORP.


By: /s/ Fred DaSilva
Name: Fred DaSilva
Title: President and Acting Chief Financial Officer
Principal Financial Officer