Form 10QSB
period 2006-06-30
FRONTIER ENERGY CORP.
filed 2006-08-22
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2006_________
                                  -------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission File Number 033-05384
                  --------------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Shares of Common Stock                                  3,329,606


Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              FRONTIER ENERGY CORP.
                               2413 Morocco Avenue
                          North Las Vegas, Nevada 89031




August 21, 2006

De Joya Griffith & Company, LLC
2580 Anthem Village Drive
Henderson, Nevada 89052

We are providing this letter in connection with your review of the interim balance sheet of Frontier Energy Corp. as of June 30, 2006, and the related statements of operations and cash flows for the six months ended June 30, 2006, for the purpose of determining whether any material modifications should be made to the consolidated interim financial statements for them to conform with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the consolidated interim financial statements in conformity with generally accepted accounting principles.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in the light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, as of August 21, 2006, the following representations made to you during your review.

1. The consolidated interim financial statements referred to above have been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial statements.

2.       We have made available to you

a.       All financial records and related data.
         b. All minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

3. There have been no communications from regulatory agencies concerning non- compliance with, or deficiencies in, financial reporting practices.

4. There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial statements.

5. There are no uncorrected interim financial statement misstatements. There are no proposed adjustments that were not posted to our accounting records.

6. There are no significant deficiencies, including material weaknesses, in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report interim financial data.

7. We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

8. We have no knowledge of any fraud or suspected fraud affecting the company involving--

         a. Management,
         b. Employees who have significant roles in internal control, or
         c. Others where the fraud could have a material effect on the interim financial information.

9. We have no knowledge of any allegations of fraud or suspected fraud affecting the company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

10. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

11. The following have been properly recorded or disclosed in the interim financial statements:

         a. Related party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.
         b. Guarantees, whether written or oral, under which the company is contingently liable. c. Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements.
         d.       Agreements to repurchase assets previously sold.
         e. Capital stock re-purchase options or agreements or capital stock reserved for options, warrant conversions, or other requirements.
         f. Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA's Statement of Position 94-6," Disclosure of Certain Significant Risks and Uncertainties".

12.      There are no

         a. Violations or possible violations of laws or regulations whose effect should be considered for disclosure in the interim financial statements or as a basis for recording a loss contingency.
         b. Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".
         c. Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

13. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged as collateral except as disclosed.

14. We have complied with all aspects of contractual agreements that would have a material effect on the interim financial statements in the event of noncompliance.

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to, or disclosure in the aforementioned interim financial statements.



/S/ Fred DaSilva
Fred DaSilva, President

ASSETS

Current assets
Cash                                                                $       156
                                                               ----------------
                                                               ----------------
Total current assets                                                        156
                                                               ----------------

Total assets                                                        $       156
                                                               ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                    $   184,327
Accrued compensation                                                     61,558
Note payable                                                             30,000
Payable to former officers                                               31,717
Due to related parties                                                   12,260
                                                               ----------------
Total current liabilities                                               319,862
                                                               ----------------

Total liabilities                                                       319,862
                                                               ----------------

Commitments and contingencies                                                 -

Stockholders' equity
Series A preferred stock, $0.001 par value; 40,001 shares
authorized, issued and outstanding                                           40
Series B preferred stock, $0.001 par value; 10,000,000
authorized; and no shares issued or outstanding                               -
Common stock, $0.001 par value; 100,000,000 shares
authorized, 1,329,606 shares issued and 1,329,606 outstanding             1,329
Additional paid-in capital                                            3,871,310
Common stock payable related to compensation                            259,250
Accumulated deficit                                                  (4,451,635)
                                                               ----------------
Total stockholders' equity                                             (319,706)
                                                               ----------------

Total liabilities and stockholders' equity                          $       156
                                                               ================

                                                 For the Three Months Ended
                                             -----------------------------------
                                                  June 30, 2006    June 30, 2005
                                             ---------------  ------------------


Revenue                                                          $ -        $ -

Operating expenses
General and administrative                                   175,005      3,100
                                                     ---------------------------

Total operating expenses                                     175,005      3,100
                                                     -------------------------

Operating loss                                              (175,005)  (3,100)

Other income (expense):
Accrued compensation
Interest expense, net                                              -         -
                                                     ------------------------

Total other income (expense)                                       -          -
                                                     --------------------------

Loss before provision for income taxes                      (175,005)    (3,100)

Provision for income taxes                                         -        -
                                                     --------------------------

Net loss                                                $   (175,005)   $(3,100)
                                                     =============== ==========

Earnings (loss) per common share - basic and diluted:


Net loss                                                $      (0.13)   $ (0.00)
                                                     ===========================

Weighted average common shares outstanding -
basic                                                      1,329,606  11,710,824
                                                     ===========================





























                                                        For the Six Months Ended
                                                  ------------------------------
                                                  June 30, 2006    June 30, 2005



Revenue                                                          $ -        $ -

Operating expenses
General and administrative                                   377,532      11,600
                                                  ------------------ -----------
Total operating expenses                                     377,532     11,600
                                                    ---------------- ----------

Operating loss                                              (377,532)   (11,600)

Other income (expense):
Accrued compensation
Interest expense, net                                              -           -
                                                  ------------------ -----------

Total other income (expense)                                       -           -
                                                    ---------------- -----------

Loss before provision for income taxes                      (377,532)   (11,600)

Provision for income taxes                                         -           -
                                                     --------------- -----------

Net loss                                                $   (377,532) $ (11,600)
                                                    ================  ==========

Earnings (loss) per common share - basic and diluted:


Net loss                                                $      (0.31)  $  (0.00)
                                                   =================  ==========

Weighted average common shares outstanding -
basic                                                      1,205,297  10,158,008
                                             ======================= ===========

                                     Preferred A      Preferred B   Common Stock
                                   Shares   Amount  Shares   Amount   Shares
Balance, December 31, 2003               1     $ -        -     $ -      9,341

Re-pricing of stock options from
   $0.20 to $0.10 resulting in the
   issuance of an additional
   400,000 shares of common stock        -       -        -       -      1,000

Shares issued to satisfy Company
   debts to its President
and a former officer                    -       -        -       -      9,575

Shares issued for settlement of lawsuit  -       -        -       -        238

   Accrued compensation
Shares issued for compensation of
   stock price decrease                  -       -        -       -        500

Reversal of shares issued in error       -       -        -       -       (500)

Shares issued for private placement
   memorandum                            -       -        -       -     10,500

Shares issued for private placement
   memorandum                            -       -        -       -      8,750

Shares issued for private placement
   memorandum                            -       -        -       -      4,500

Shares issued to satisfy payables to
   third parties                         -       -        -       -      2,406

Net loss                                 -       -        -       -          -

Balance, December 31, 2004               1       -        -       -     46,310

Issuance of shares in exchange for
   mineral claims                        -       -        -       -    246,461

Issuance of 16,250 stock options
   for settlement of payable             -       -        -       -          -

Exercise of stock options                -       -        -       -     16,250

Rounding for reverse split               -       -        -       -        585

Issuance of shares for services          -       -        -       -     20,000

Issuance of shares for finder's fee
    related to the Bindloss Agreement    -       -        -       -    500,000

Net loss                                 -       -        -       -          -

Balance, December 31, 2005               1     $ -        -     $ -    829,606

Exercise of stock options                -       -        -       -    500,000

Issuance of shares per employment
    agreements                           -       -        -       -  2,000,000

Return of shares for employment agreements
    agreements                           -       -        -       -  (2,000,000)

Compensation payable in 254,167
   shares of common stock                -       -        -       -          -

Issuance of shares to Director
    containing 1,000 votes per share40,000      40        -       -          -

Net loss                                 -       -        -       -          -

Balance, June 30, 2006              40,001    $ 40        -     $ -  1,329,606



























                                       Common Stock      Additional    Common
                                      Amount       Paid-in Capital Stock Payable
Balance, December 31, 2003           $         9    $ 2,169,459            $ -

Re-pricing of stock options from
$0.20 to $0.10 resulting in the
issuance of an additional
400,000 shares of common stock                 1         39,999              -

Shares issued to satisfy Company
debts to its President
and a former officer                           10        456,951              -

Shares issued for settlement of lawsuit        0          5,000              -

Accrued compensation
Shares issued for compensation of
stock price decrease                            1            (20)             -

Reversal of shares issued in error             (1)            20              -

Shares issued for private placement
memorandum                                     11         31,490              -

Shares issued for private placement
memorandum                                      9         26,241              -

Shares issued for private placement
memorandum                                      4         13,497              -

Shares issued to satisfy payables to
third parties                                   2        141,879              -

Net loss                                        -              -              -

Balance, December 31, 2004                     46      2,884,516              -

Issuance of shares in exchange for
mineral claims                                 246         79,754              -

Issuance of 16,250 stock options
for settlement of payable                       -         47,216              -

Exercise of stock options                       16            (16)             -

Rounding for reverse split                       -              -              -

Issuance of shares for services                 20         19,980              -

Issuance of shares for finder's fee
related to the Bindloss Agreement             500        799,500              -

Net loss                                        -              -              -

Balance, December 31, 2005            $       829    $ 3,830,950            $ -

Exercise of stock options                     500              -              -

Issuance of shares per employment
agreements                                  2,000      2,038,000              -

Return of shares for employment agreements
agreements                                 (2,000)    (2,038,000)             -

Compensation payable in 254,167
shares of common stock                           -              -        259,250

Issuance of shares to Director
containing 1,000 votes per share                -         40,360              -

Net loss                                        -              -              -

Balance, June 30, 2006                 $     1,329      $ 3,871,310    $259,250





                                                                Total
                                               Accumulated     Stockholders'
                                                 Deficit        Deficit
Balance, December 31, 2003                 $ (3,042,536)       $ (873,065)

Re-pricing of stock options from
$0.20 to $0.10 resulting in the
issuance of an additional
400,000 shares of common stock                         -         40,000

Shares issued to satisfy Company
debts to its President
and a former officer                                   -        456,961

Shares issued for settlement of lawsuit                -          5,000

Accrued compensation
Shares issued for compensation of
stock price decrease                                   -            (20)

Reversal of shares issued in error                     -             20

Shares issued for private placement
memorandum                                             -         31,500

Shares issued for private placement
memorandum                                             -         26,250

Shares issued for private placement
memorandum                                             -         13,500

Shares issued to satisfy payables to
third parties                                          -        141,881

Net loss                                         (83,614)       (83,614)

Balance, December 31, 2004                    (3,126,150)      (241,587)

Issuance of shares in exchange for
mineral claims                                         -         80,000

Issuance of 16,250 stock options
for settlement of payable                              -         47,216

Exercise of stock options                              -              -

Rounding for reverse split                             -

Issuance of shares for services                        -         20,000

Issuance of shares for finder's fee
related to the Bindloss Agreement                      -        800,000

Net loss                                        (947,953)      (947,953)

Balance, December 31, 2005                   $(4,074,103    $  (242,324)

Exercise of stock options                              -            500

Issuance of shares per employment
agreements                                             -      2,040,000

Return of shares for employment agreements
agreements                                             -     (2,040,000)

Compensation payable in 254,167
shares of common stock                                 -        259,250

Issuance of shares to Director
containing 1,000 votes per share40,000                 -         40,400

Net loss                                        (377,532)      (377,532)

Balance, June 30, 2006                       $ (4,451,635$     (319,706)

                                    For the Six Months Ended
                         --------------------------------------------------
                              June 30, 2006             June 30, 2005
                         -----------------------  ------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                              $(377,532)   $ (11,600)
Adjustments to reconcile
loss from continuing
operations to net cash
used in operating activities:
Stock based expenses                    299,650            -
Changes in operating assets
and liabilities:

Accounts payable and
accrued liabilities                      62,809        3,000
                       -------------------------------------

Net cash used in operating
activities of continuing operations     (15,073)      (8,600)
                       -------------------------------------

CASH FLOW FINANCING ACTIVITIES
Proceeds from borrowings
from related parties                     14,985            -
Proceeds from borrowings
on notes payable to related parties           -        8,500
                       -------------------------------------

Net cash provided by financing
activities of continuing operations      14,985        8,500
                       -------------------------------------

NET CHANGE IN CASH                          (88)        (100)

CASH AT BEGINNING OF YEAR                   244        1,149
                       -------------------------------------

CASH AT END OF PERIOD                 $     156    $   1,049
                       =====================================


SUPPLEMENTAL INFORMATION

Interest Paid                               $ -          $ -
                       =====================================
Income Taxes Paid                           $ -          $ -
                       =====================================


Shares issued in exercise
of stock options, 500,000 shares      $     500          $ -
                       =====================================

650,000 stock options issued
in settlement of accounts payable
exercisable at $0.001 per share             $ -    $  47,216
                       =====================================

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. BASIS OF PRESENTATION

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

     The interim financial statements present the balance sheet, statements of operations, stockholders' deficit, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations, stockholders' deficit, and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     Going concern - The Company incurred a net loss of approximately $337,1302 and $11,600 for the six months ended June 30, 2006 and 2005. The Company's liabilities exceed its assets by approximately $319,706 as of June 30, 2006, not including prepaid salaries for stock issued under officer employment agreements. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

2. SIGNIFICANT ACCOUNTING POLICIES

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

     Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of June 30, 2006, and for the three months and six months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the three months and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $ - and $ - for the three and six months ended June 30, 2006, respectively. During the three months and six months ended June 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

     Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which was previously used for its pro-forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company's options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

     The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation of $2,040,000 was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expensed on a monthly basis as the shares vest. Payroll taxes are being accrued on the vested shares. The Company incurred stock based compensation expense of $89,250 and 259,250 for the three and six months ended June 30, 2006. Associated payroll taxes of $2,832 and 15,837 were accrued for the three and six month periods ending June 30, 2006. The Company has taken possession of the certificates and is holding them for cancellation. The Company will issue shares upon vesting instead of the certificates for the full amount.

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

      In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

4. RELATED PARTY TRANSACTIONS

     Due to Related Parties - Due to related parties at June 30, 2006 totaling $12,260 consist of working capital advances from the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

     On February 17, 2006, the Company entered into employment agreements("Agreements") with three officers of the Company. All three agreements have a term of February 15, 2006 through March 31, 2008 and may be extended upon mutual agreement of the parties or may be terminated prior to March 31, 2008 upon occurrence of certain conditions. Under the
     Agreements:

     The Chief Executive Officer will be paid an annual salary of $48,000. He is to receive 700,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008.

     The Chief Operating Officer will be paid an annual salary of $48,000. He is to receive 650,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008. The agreement was cancelled on April 5, 2006, as detailed in Note 5.

     The Chief Exploration Officer will be paid an annual salary of $48,000. He is to receive 650,000 shares vesting monthly over twenty-four (24) months. The shares are subject to a lock agreement and may not be sold prior to February 17, 2008. The agreement was cancelled on April 5, 2006, as detailed in Note 5.

     Under the terms of the agreement, the officers' compensation of $28,000 and $46,000 has been accrued for the three month and six months ending June 30, 2006, respectively.

5. STOCKHOLDERS' EQUITY

     Common Stock - Pursuant to the upset provision in the Bindloss Agreement that was signed by the Company on October 12, 2005, the Company cancelled 4,500,000 of the 5,000,000 shares issued to Mr. Jeffrey A. Cocks in March 2006. The remaining shares were accounted for by the Company as a finder's fee for the agreement.

     During 2006, Consultants to the Company exercised options to acquire 500,000 shares of common stock at par value. The consultants paid for the exercise by reducing accounts payable owed by the Company.

     During 2006, The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expenses on a monthly basis as the shares vest. For the six months ended June 30, 2006, 254,167 shares of stock under the employment agreements have vested to the officers, at an expense of $259,250.

     On April 5, 2006, the Registrant's Board of Directors terminated the employment contracts of Jeffery Cocks as the Registrant's Chief Operating Officer and Kevin Tattersall as the Registrant's Chief Exploration Officer. The Registrant has not appointed successors to either position. The Registrant terminated these contracts as part of a re-evaluation of the Registrant's entire management team and overhead expenses and should not be construed as a negative judgment on Messrs. Cocks and Tattersall. Pursuant to the agreement, termination of employment without cause obligates the Company to pay two months of the officers' salaries, totaling $8,000 to each officer. The share certificates for all 2,000,000 shares are being held by the Company and are to be returned to the transfer agent. New certificates for the vested shares will be issued by the Company upon cancellation of the original certificates. Each officer will receive new certificates of 54,166 vested shares valued at $55,250.

     In February 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. On April 5, 2006, before accepting any subscriptions or funds from investors in the Offering, the Registrant cancelled the Offering and requested the return of all offering materials

     On April 5, 2006, the Company issued 50,000,000 shares of common stock to Sol-Terra Energy, Inc. in exchange for all of Sol-Terra's assets, which include a substantial interest in gas-bearing property in Alberta. The Company has held the stock certificate pending valuation of the assets and closing of the transaction. The Company will record the transaction upon completion of the asset valuation. Due to the Company's possession of the certificate, it is deemed un-issued and not outstanding.

     On May 31, 2006, the Company issued 40,000 shares of Class A preferred stock to the Chairman, Robert Genesi in exchange for his services. The preferred shares carry voting rights of 1,000 votes per share.

6. LAND ACQUISITION

     In March 2006, Frontier acquired a series of working interests through a farm-in agreement in 1,280 net acres of land in the Cooking Lake area for $50,000 (Canadian dollar). Frontier will earn a the working interest by completing a tie-in of one standing Ellerslie gas well and by drilling two seismically defined Viking Formation targets. To complete the earning process, Frontier will drill two targeted prospects. Pursuant to this farm-in agreement, the Company has agreed to drill a well in Section 22 to the base of the Viking Formation and in Section 33 to the base of the Mannville Formation. The Company will earn BPO a 100% working interest, subject to a 15% GOR convertible APO to 50% working interest in both wells. The drill ready prospect in Section 22 has been assigned reserves by the Alberta Energy Utilities Board of 1.35BCF original gas in place. As of March 31, 2006, the Company had performed no services toward the farm-in agreements and therefore has not recorded

7. COMMITMENTS AND CONTINGENCIES

     Potential Securities Act Violation. On April 4, 2006, the Company brought in a new president and director and hired counsel to review certain of the Company's stock issuances and other transactions. At that time, the Company cancelled the consulting agreements with two non-employee consultants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion of our plan of operations, financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in the Company's filings under the Securities Act of 1934, as amended.

IN GENERAL

         Frontier Energy Corp., through subsidiaries and agreements in which we are a participant, is engaged in the acquisition, exploration, development, and operation of oil and gas reserves primarily in the central Alberta region of Canada. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended June 30, 2006, the Company had no revenues from operations or other sources.

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

Liquidity and Capital Resources

         The Company did not generate any revenue in the quarter ended June 30, 2006; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

         We currently have very limited operating funds ($156 as of June 30, 2006), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending June 30, 2006 were $175,005, as compared to only $3,100 for the same period in 2005. Based on the cash we currently have, we will likely need additional financing to continue operations beyond September 2006. We have been dependent on loans from certain stockholders to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

         In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2006, the Company issued 40,000 shares of Class A preferred stock to Robert Genesi for services rendered to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER. DESCRIPTION

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
--------------------------------------------------------------------------------
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 21, 2006

                             FRONTIER ENERGY CORP.


By: /s/ Fred DaSilva
Name: Fred DaSilva
Title: President and Chief Financial Officer
Principal Financial Officer