Form 10QSB
period 2006-09-30
FRONTIER ENERGY CORP.
filed 2006-11-20
CIK 793981

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2006
                               ------------------

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

2413 Morocco Avenue, North Las Vegas, Nevada                              89031
-----------------------------------------------------                  --------
 (Address of principal executive offices)                             (Zip code)

Issuer's telephone number: (702) 648-5849


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes [] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 3,189,702

Shares of Common Stock
Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                TABLE OF CONTENTS

                                                                   Page No.

Financial Statements

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statement of Stockholders' Equity                                             4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                              6-10

                             FRONTIER ENERGY CORP.
                            (fka GTDATA CORPORATION)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


                                                  ASSETS

Current assets
Cash                                                                    $ 15,437
Receivable from former officer                                            70,803
Prepaid salaries                                                         476,000
                                                                ----------------
Total current assets                                                     562,240
                                                                ----------------

 Total assets                                                           $562,240
                                                                ================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                    $   184,377
Accrued compensation                                                     39,772
Note payable                                                             30,000
Payable to former officers                                               31,717
                                                               ----------------
Total current liabilities                                                285,816
                                                               ----------------

Total liabilities                                                       285,816

Commitments and contingencies                                                 -

Stockholders' equity
Series A preferred stock, $0.001 par value; 40,001 shares
authorized, issued and outstanding                                           40
Series B preferred stock, $0.001 par value; 10,000,000
authorized; and no shares issued or outstanding                               -
Common stock, $0.001 par value; 100,000,000 shares
authorized, 3,189,702 shares issued and 3,189,702 outstanding             3,189
Common stock payable related to compensation                            110,500
Additional paid-in capital                                            4,743,000
Accumulated deficit                                                  (4,580,305)
                                                               ----------------
Total stockholders' equity                                              276,424
                                                               ----------------

Total liabilities and stockholders' equity                          $   562,240
                                                               ================

                             FRONTIER ENERGY CORP.
                            (fka GTDATA CORPORATION)
                             STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


                                                    For the Three Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                   2006                 2005


Revenue                                                         $ -         $ -

Operating expenses
General and administrative                                   27,421       3,650
Officer Compensation                                        101,250           -
                                   ---------------------------------------------

Total operating expenses                                    128,671       3,650
                                   ---------------------------------------------

Operating loss                                             (128,671)     (3,650)

Other income (expense):
Interest expense, net                                             -           -
                                   ---------------------------------------------

Total other income (expense)                                      -           -
                                   ---------------------------------------------

Loss before provision for income taxes                     (128,671)     (3,650)

Provision for income taxes                                        -           -
                                   ---------------------------------------------

Net loss                                                $  (128,671)   $ (3,650)
                                   =============================================

Earnings (loss) per common share - basic and diluted:


Net loss                                                $     (0.05)   $  (0.01)
                                   =============================================

Weighted average common shares outstanding -
basic                                                     2,424,645     312,417
                                   =============================================














                                                 For the Nine Months Ended
                                                 -----------------------------
                                                 September 30,   September 30,
                                                  2006               2005
                                                 ---------------- -------------


Revenue                                                         $ -         $ -

Operating expenses
General and administrative                                   59,302      15,250
Officer Compensation                                        446,900           -
                                   ---------------------------------------------

Total operating expenses                                    506,202      15,250
                                   --------------------------------------------

Operating loss                                             (506,202     (15,250)

Other income (expense):
Interest expense, net                                             -
                                   --------------------------------------------

Total other income (expense)                                      -           -
                                   --------------------------------------------

Loss before provision for income taxes                     (506,202)   (15,250)

Provision for income taxes                                        -
                                   --------------------------------------------

Net loss                                                $  (506,202)  $ (15,250)
                                   ==========================================

Earnings (loss) per common share - basic and diluted:


Net loss                                                $     (0.28)   $ (0.06)
                                   =============================================

Weighted average common shares outstanding -
basic                                                     1,824,111     253,951
                                   =============================================

                              FRONTIER ENERGY CORP.
                            (fka GTDATA CORPORATION)
                        STATEMENT OF STOCKHOLDERS EQUITY
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



                                     Preferred A      Preferred B   Common Stock
                                   Shares   Amount  Shares   Amount   Shares


Balance, December 31, 2005               1     $ -        -     $ -    829,606

Exercise of stock options for loan       -       -        -       -    500,000

Exercise of stock options for cash       -       -        -       -    434,000

Issuance of shares per employment
    agreements                           -       -        -       -  2,000,000

Return of shares for employment agreements
    agreements                           -       -        -       -  (1,300,000)

Compensation payable in 254,167
   shares of common stock                -       -        -       -          -

Issuance of shares to Director
    containing 1,000 votes per share40,000      40        -       -          -

Issuance of Reg S Shares                 -       -        -       -    726,096

Net loss                                 -       -        -       -          -

Balance, September 30, 2006         40,001    $ 40        -     $ -  3,189,702









                                     Common Stock      Additional       Common
                                     Amount        Paid-in Capital Stock Payable


Balance, December 31, 2005            $       829    $ 3,830,950            $ -

Exercise of stock options for loan            500              -              -

Exercise of stock options for cash            434              -              -

Issuance of shares per employment
agreements                                  2,000      2,038,000              -

Return of shares for employment agreements
agreements                                 (1,300)    (1,324,700)             -

Compensation payable in 254,167
shares of common stock                          -              -        110,500

Issuance of shares to Director
containing 1,000 votes per share                -         40,360              -

Issuance of Reg S Shares                      726        158,390              -

Net loss                                        -              -              -

Balance, September 30, 2006           $     3,189    $ 4,743,000    $   110,500







                                                                   Total
                                               Accumulated      Stockholders'
                                               Deficit             Equity


Balance, December 31, 2005                    $(4,074,103)   $  (242,324)

Exercise of stock options for loan                      -            500

Exercise of stock options for cash                      -            434

Issuance of shares per employment
agreements                                              -      2,040,000

Return of shares for employment agreements
agreements                                              -     (1,326,000)

Compensation payable in 254,167
shares of common stock                                  -        110,500

Issuance of shares to Director
containing 1,000 votes per share                        -         40,400

Issuance of Reg S Shares                                -        159,116

Net loss                                         (506,202)      (506,202)

Balance, September 30, 2006                   $(4,580,305)   $   276,424

                              FRONTIER ENERGY CORP.
                            (fka GTDATA CORPORATION)
                             STATEMENT OF CASHFLOWS
                FOE THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND
                                   (UNAUDITED)


                                         For the Nine Months Ended
                           --------------------------------------------------
                            September 30, 2006        September 30, 2005
                           ------------------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                               $(506,202)   $ (15,250)
Adjustments to reconcile
loss from continuing
operations to net cash used
in operating activities:
Stock based expenses                     388,900            -
Changes in operating assets
and liabilities:
Accounts payable and
accrued liabilities                       46,328        1,650
                        -------------------------------------

Net cash used in operating
activities of continuing operations      (70,974)     (13,600)

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of
common stock                             159,550            -
Proceeds from borrowings
from related parties                      14,985            -
Payments on borrowing to
related parties                          (88,368)
Proceeds from borrowings on
notes payable to related parties               -       13,500
                        -------------------------------------

Net cash provided by
financing activities of continuing
operations                                86,167       13,500
                        -------------------------------------

NET CHANGE IN CASH                        15,193         (100)

CASH AT BEGINNING OF YEAR                    244        1,149
                        -------------------------------------

CASH AT END OF PERIOD                  $  15,437    $   1,049
                        =====================================


SUPPLEMENTAL INFORMATION

Interest Paid                                $ -          $ -
                        =====================================
Income Taxes Paid                            $ -          $ -
                        =====================================


Shares issued to in exercise
of stock options, 500,000 shares
for loan                               $     500          $ -
                        =====================================

650,000 stock options issued in
settlement of accounts payable
exercisable at $0.001 per share              $ -    $  47,216
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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, stockholders' deficit, and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     Going concern - The Company incurred a net loss of approximately $506,202 and $15,250 for the nine months ended September 30, 2006 and 2005. The Company's liabilities exceed its assets by approximately $199,576 as of September 30, 2006, not including prepaid salaries for stock issued under officer employment agreements. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of September 30, 2006, and for the three months and nine months ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $ - and $ - for the three and nine months ended September 30, 2006, respectively. During the three months and nine months ended September 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.


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

     The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation of $2,040,000 was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expensed on a monthly basis as the shares vest. Payroll taxes are being accrued on the vested shares. The Company incurred stock based compensation expense of $89,250 and $348,500 for the three and nine months ended September 30, 2006. Associated payroll taxes of $4,674 and 20,511 were accrued for the three and nine month periods ending September 30, 2006. The Company has taken possession of two certificates totaling 1,300,000 shares and is holding them for cancellation. The Company will issue shares to the terminated officers for the vested 108,333 shares instead of the certificates for the full amount. The third officer holds his 700,000 restricted share certificate, valued at $714,000. The Company has recorded the issued shares as a prepaid expense and accrued the vested shares against the prepaid monthly. As of September 30, 2006, the Company vested 233,336 shares valued at $238,000, with a remaining prepaid of 466,664 shares valued at $476,000.

3. NEW ACCOUNTING PRONOUNCEMENTS


     SFAS No. 123R
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS No. 123R") using the Modified Prospective Approach. See Note 2 for further detail regarding the adoption of this standard.

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     SFAS No. 155
     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

     SFAS No. 155
     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.


     EITF Issue No. 06-3
     In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

     FASB Interpretation No. 48
     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

     SAB No. 108
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.


4. RELATED PARTY TRANSACTIONS

     Receivable from Officers - officers received advances from the Company through September 30, 2006 totaling $76,108 consisting primarily advances a Company officer charged against the corporate bank account. The advances are non-interest bearing, unsecured and due on demand. One officer applied his advances against fourth quarter payroll. Demand has been made on the other officer for repayment, of which $70,803 was outstanding at September 30, 2006.

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

     Under the terms of the agreement, the officers' compensation of $12,000 and $58,000 has been expensed for the three month and nine months ending September 30, 2006, respectively.

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

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     During 2006, The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expenses on a monthly basis as the shares vest. For the nine months ended September 30, 2006, 341,667 shares of stock under the employment agreements have vested to the officers, at an expense of $348,500.

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

     On July 6, 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. Terms of the agreement were to raise up to $2,000,000 by sale of common shares at a per share purchase price equal to 40% of the previous day's last trade price, as traced on the Other the Counter Bulletin Board. The sales agent received 10% of the proceeds. Through September 30, 2006, the Company sold 726,096 shares for net $159,116.

     On July 28, 2006, 309,000 options were exercised at $0.001 for $309. On September 5, 2006, 50,000 options were exercised at $0.001 for $50. On September 13, 2006, 75,000 options were exercised at $0.001 for $75.

6. COMMITMENTS AND CONTINGENCIES

     Potential Securities Act Violation. On April 4, 2006, the Company brought in a new president and director and hired counsel to review certain of the Company's stock issuances and other transactions. At that time, the Company cancelled the consulting agreements with two non-employee consultants.

                              FRONTIER ENERGY CORP.
                             fka GTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUBSEQUENT EVENTS

     On October 16, 2006, failing to receive an appraisal for the assets of Sol-Terra, the Company cancelled the 50,000,000 share certificate and terminated the April 5, 2006 agreement.

     On October 18, 2006, the stock transfer agent cancelled the share certificates for Jeffery Cocks and Kevin Tattersall, as described above. Certificates for 54,000 shares each were issued to the former officers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion of our plan of operations, financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in the Company's filings under the Securities Exchange Act of 1934, as amended.

IN GENERAL

         Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects during this period, since we were unable to obtain a professional appraisal of the prospect. We have been unable to acquire or fund the exploitation of any other prospects. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended September 30, 2006, the Company had no revenues from operations or other sources.

PLAN OF OPERATIONS

         We intend to acquire prospects and raise the funds necessary to extract oil and/or natural gas from such prospects. To date, we have entered into contracts, but were unable to obtain proper appraisals of such prospects and discontinued such operations. We intend to seek out other prospects, with the intention of raising funds to exploit such prospects.

         In the alternative, if we are unable to acquire oil or gas properties, the Company may seek to enter into a merger with an operating company, if the Board deems it in the best interests of the Company's stockholders. We have not identified any potential merger target as of the date of this report.

Liquidity and Capital Resources

         The Company did not generate any revenue in the quarter ended September 30, 2006; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

         We currently have very limited operating funds ($15,437 as of September30, 2006), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending September 30, 2006 were $128,671, as compared to only $3,650 for the same period in 2005. Based on the cash we currently have, we will likely need additional financing to continue operations beyond December 2006. We have been dependent on loans to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

         We believe that we will require an additional $3,000,000 to fund our currently anticipated requirements for our proposed operations to implement our business plan over the next twelve-month period, most of which the Company must raise through loans or the sale of equity. In the longer term, we hope to satisfy our liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations. We can give no assurances that we will be able to obtain the required capital from any source or that we will be able to commence operations.

Variables and Trends

         We have no operating history with respect to oil and natural gas exploration. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly
as we grow our business with the acquisition of property or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our operating history.

Recent Accounting Pronouncements

         Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective approach, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of September 30, 2006, and for the three months and nine months ended September 30, 2006 reflect the effect of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $___ - and $ ___- for the three and nine months ended September 30, 2006, respectively. During the three months and nine months ended September 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

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

         In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

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

         In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER.  DESCRIPTION

================================================================================
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
--------------------------------------------------------------------------------
================================================================================
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of The Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 17, 2006

                             FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
Name: Robert Genesi
Title: President and Acting Chief Financial Officer
Principal Financial Officer