Form 10KSB
period 2006-12-31
FRONTIER ENERGY CORP.
filed 2007-04-19
CIK 793981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
                           --------------------------

(Mark One) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006

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
    (State or other Jurisdiction of                (IRS Employer I.D. No.)
    Incorporation or Organization)
                            ------------------------
                               2413 Morocco Avenue
                          North Las Vegas, Nevada 89031
                                 (800) 914-1405
          (Address and telephone number of principal executive offices)
                           ---------------------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ending December 31, 2006 were ($911,386).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2006 $ 637,293.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2006 is 3,886,464.

Transitional Small Business Issuer Format:    Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                  NO
 ------------------------------------------------------------------------------

                              FRONTIER ENERGY CORP.

                                   FORM 10-KSB


                                TABLE OF CONTENTS

                                                                         Page

PART I........................................................................3

         Item 1.    Description of Business....................................3
         Item 2.    Description of Property....................................9
         Item 3.    Legal Proceedings.........................................10
         Item 4.    Submissions of Matters to a Vote of Security Holders......10

PART II.......................................................................11

         Item 5.    Market for Registrant's Common Stock and Related
                    Stockholder Matters...................................... 11
         Item 6.    Management's Discussion and Analysis or Plan of Operation 13
         Item 7.    Financial Statements......................................16
         Item 8.    Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosures.................................30
         Item 8a.   Controls and Procedures...................................30

PART III.....................................................................31
         Item 9.    Directors and Executive Officers of the Registrant........31
         Item 10.   Executive Compensation...................................32
         Item 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters ..............33
         Item 12.   Certain Relationships and Related Transactions...........34
         Item 13.   Exhibits, Lists and Reports on Form 8-K..................35
         Item 14.   Principal Accountant Fees and Services...................36

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

                                      PART

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Frontier Energy Corp. is an oil and natural gas exploration company that has recently purchased a lease on an oil and gas property in the United States. We intend to develop this property in a timely manner as our limited capital resources will allow and to purchase additional oil and gas leases.

INDUSTRY BACKGROUND

         The United States currently depends on natural gas for approximately 23% of its total primary energy requirements. But with its commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

         The demand for natural gas is further influenced by the crude oil market. Although crude oil and natural gas are two separate commodities, their prices have historically been correlated at irregular intervals. Strong oil prices generally keep natural gas prices elevated because fuel oil is a possible substitute for natural gas. As the price of crude oil increases, some industries switch to natural gas. This is particularly true in the electricity sector.

         Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 81% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 17%. Imports of liquefied natural gas make up the remainder.

         Despite rising new natural gas well completions, high drilling rates are expected to only modestly improve U.S. production levels to 24.1 Tcf by 2025. Many of the wells that have produced abundant quantities of natural gas since the 1980s and 1990s are in terminal decline, yielding rapidly diminishing returns. These waning reserves have not become readily apparent because the natural gas industry has been bringing new fields online in a frantic effort to keep production levels from dropping too rapidly. Since nearly half of the U.S. natural gas supply is coming from wells that have been drilled in the past five years, this declining trend is likely to continue.

Competition

         The strength of commodity prices has resulted in significantly increased operating cash flows and has led to increased drilling activity. This industry activity has increased competition for undeveloped lands; skilled personnel; access to drilling rigs, service rigs and other equipment; and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase. Some of our competitors are larger than us and have substantially greater financial and marketing resources. In addition, some of our competitors may be able to secure products and services from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

         Some of the larger and well capitalized companies that are actively exploring and producing in our area include, but not limited to, BP, Conoco Phillips, Gibraltar Exploration Ltd, Mosaic Energy Ltd., Northrock Resources Ltd., and Temple Energy Inc. Each of these companies has significant existing cash flow, capital budgets and in-house expertise to continue seeking additional oil and gas reserves in the western United States.

Governmental Regulations

         The oil and natural gas industry in the United States is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

         Crude oil and natural gas located in the western United States is owned both by private landowners and the federal government. Land owners or the Bureau of Land Management grant rights to explore for and produce oil and natural gas
under leases, licenses and permits with terms generally varying from two years to five years and on conditions contained in legislation. Leases, licenses and permits may be continued indefinitely by producing under the lease, license or permit. Some of the oil and natural gas located in the western United States is privately owned and rights to explore for and produce oil and natural gas are granted by the mineral owners on negotiated terms and conditions.

Environmental Regulations

         The oil and natural gas industry is governed by environmental regulation under federal and state laws, rules and regulations, which restrict and prohibit the release or emission and regulate the storage and transportation of various substances, produced or utilized in association with oil and natural gas industry operations. In addition, applicable environmental laws require that well and facility sites are abandoned and reclaimed, to the satisfaction of state authorities, in order to remediate these sites to near natural conditions. Also, environmental laws may impose upon "responsible persons" remediation obligations on property designated as a contaminated site. Responsible persons include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any present or past owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures. A breach of environmental laws may result in the imposition of fines and penalties and suspension of production, in addition to the costs of abandonment and reclamation.

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

         The decision to liquidate TSLi provided our Board of Directors with the opportunity to restructure our debts so that we could continue as a going concern. On January 22, 2005, we acquired a 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine. Our business plan became to explore and develop the potential minerals on the Property. In October 2005, the Board of Directors, based on the estimated costs and related benefits to be received from the mineral prospect at Williams Lake, determined it to be in our best interest to begin exploration of oil and natural gas properties in the Alberta region of Canada. Employees

         As of March 15, 2007, we had 1 employee, our Chief Executive Officer. Our employee is not covered by a collective bargaining agreement and our management considers relations with our employee to be good.

                                  RISK FACTORS

Risks Specific to Our Company

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.
         We incurred net losses of approximately $911,386 and $948,000 for the years ended December 31, 2006 and 2005, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require approximately $1,000,000 to fund our continued operations for the fiscal year 2007. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

         In their report dated April 12, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and loans from certain stockholders. Our continued net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

         We have no history of revenues from oil and gas operations and have no significant tangible assets. We own a mineral lease valued at $10,905. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

OUR INTERESTS IN THE PRODUCTION  SHARING CONTRACTS INVOLVE HIGHLY  SPECULATIVE
 EXPLORATION  OPPORTUNITIES  THAT INVOLVE MATERIAL RISKS
THAT WE WILL BE UNSUCCESSFUL

         Our working interests that comprise our portfolio should be considered to be highly speculative exploration opportunities that will involve material risks. None of the working interests in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas. Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that wells drilled in any of our land portfolio in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator's control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Drilling activities on land in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND FIELD PERSONNEL HAVING EXPERIENCE IN OIL AND GAS EXPLORATION, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         In order to successfully implement and manage our business and acquisition plans, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.
          The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

EVEN IF WE ARE ABLE TO DISCOVER AND GENERATE A GAS WELL, THERE CAN BE NO ASSURANCE THE WELL WILL BECOME PROFITABLE.
         We have not yet made a discovery of gas or drilled a gas well to capture any gas. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

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

         The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

         Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

         In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

         Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and results from operations.

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

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

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

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF OUR STOCK.

         We will seek to raise additional capital through the sale of our common stock. Future sales of our common stock could cause the market price of our common stock to decline.

IF A MARKET WERE TO DEVELOP FOR OUR SHARES, THE SHARE PRICES MAY BE HIGHLY VOLATILE.

         The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting tanning companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES MAY IMPACT THE PRICE OF OUR STOCK SHOULD A PUBLIC TRADING MARKET EVER DEVELOP.

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

Oil and Gas Properties

         The following is a brief description of the oil and gas properties in which Frontier held an interest as of December 31, 2006. In 2006, the Company purchased at auction the oil and gas rights on one 640 acre section from the United States Bureau of Land Management. The property is located in the state of New Mexico.


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

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceeding or litigation, except as described in the following paragraph. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

         In 2006, the Company was sued by a former consultant

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "FRGY".

         For the periods indicated, the following table sets forth the high and low per share closing prices for our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


           2005                                     High ($)             Low ($)
            Fourth Quarter                            1.75                 0.35
            Third Quarter (1)                         8.00                 0.04
            Second Quarter (1)                       80.00                  6.00
            First Quarter  (1)                       32.00                 0.00
            2006
            First Quarter                             1.50                 1.02
            Second Quarter                            1.30                 0.55
            Third Quarter                             1.10                 0.51
            Fourth Quarter                            0.65                 0.15
-------------------------------------------------------------------------------

(1) Prices adjusted to reflect 1:40 stock split effective October 4, 2005 (2) Prices adjusted to reflect 1:10 stock split effective January 14, 2005

Holders

         As of April 1, 2007, we had approximately 634 holders of our common stock. The number of record holders includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020.

         On October 4, 2005, the Company declared a stock dividend of one share of common stock for each forty shares of common stock outstanding. On December 14, 2004, the Company declared a stock dividend of one share of common stock for each ten shares of common stock outstanding. We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our shares in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

Recent Sales of Unregistered Securities

         In 2006, the Company issued 939,858 shares of restricted common stock to an offshore investor pursuant to Regulation S for net proceeds of $185,073.

         In July 2006, the company issued its chief Executive Officer, Mr. Genesi, 700,000 shares of restricted common stock in connection with his employment agreement.

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

         On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 9,858,434 shares of common stock valued at $80,000 or $4,000 per claim. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended.


EQUITY COMPENSATION PLAN INFORMATION

In 2006, the Company issued 600,000 shares in the exercise of stock options.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006. The underlying compensation plan has been previously approved by a vote of the shareholders.
                                    Number of securities

                                     to be issued upon        Weighted-average
                                        exercise of           exercise price of
                                    outstanding options,    outstanding options,
          Plan category            -warrants and rights   -  warrants and rights
Equity compensation plans
approved by shareholders                     -                        -
Equity compensation plans not
approved by shareholders                     -                        -

Total:                                       -                        -


Number of securities
remaining available for
future issuance under
equity compensation  plans

                          3,730,000
                                  -

Total:                    3,730,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
==============================================================================

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

IN GENERAL

         Frontier Energy Corp. has recently purchased one oil lease property that we believe is capable of producing oil revenue. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our efforts to raise additional equity financing and generate significant revenue.

PLAN OF OPERATION

         The Company has purchased one oil lease on property located in the western United States and we are currently attempting to raise sufficient funds to exploit this lease and purchase other leases. We can give no assurances that the Company will be able to exploit its existing lease or purchase any additional leases.

Marketing of Production

         Each oil and gas property in which we have an interest in will have an operator who will be responsible for marketing production. In our current project, we are not subject to any contractual restrictions that require that non-operators such as us consent to the terms and conditions of any sales contract before it is entered into.

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

         We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 2007. We have been dependent on loans from certain stockholders to continue operations. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

         We believe that we will require an additional $1,000,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

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

Critical Accounting Policies

         We prepare our financial statements in conformity with accounting principals generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:


         Full Cost Method. We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

         The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at December 31, 2006, none of our unproved oil and gas properties were considered impaired.

         Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $3,170,000 net operating loss carryforward for federal income tax purposes as of December 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of certain capital transactions, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 7.           FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm   1

Consolidated Financial Statements

Consolidated Balance Sheets                               2

Consolidated Statements of Operations                     3

Consolidated Statement of Stockholders' Deficit           4

Consolidated Statements of Cash Flows                     5

Notes to Consolidated Financial Statements                6-13

To the Board of Directors and Stockholders
Frontier Energy Corp.
(A Development Stage Company)
Las Vegas, Nevada


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Frontier Energy Corp. (A Developmental Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years
ended  December  31,  2006  and  2006.  These  financial   statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
April 12, 2007
Henderson, Nevada

                             FRONTIER ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                                                     December 31,
                                              2006                2005

ASSETS

Current assets
Cash                                          $    23,390    $       244
Receivables, net of allowance for
doubtful accounts of $76,696                            -              -
                                              ---------------------------------
Total current assets                               23,390            244
                                              ---------------------------------

Fixed assets, net                                   1,094              -
Mineral leases                                     10,905              -
                                          --------------------------------------

Total assets                                  $    35,389    $       244
                                              =================================



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities       $  267,724        183,076
Loans payable                                     127,322         59,217
Due to related parties                                446            275
                                                      --------------------------
Total current liabilities                         395,492        242,568
                                                      -----------------------

Total liabilities                                 395,492        242,568

Commitments and contingencies                           -              -

Stockholders' deficit

Common stock subscribed                            26,000              -
Series A preferred stock, $0.001
par value; 1 share
authorized, issued and
outstanding                                             -              -
Series B preferred stock, $0.001
par value; 10,000,000
authorized; and 40,000 and no
shares issued or outstanding                           40              -
Common stock, $0.001 par value;
100,000,000 shares
authorized, 3,886,464 shares
issued and 829,606 outstanding                      3,886            829
Additional paid-in capital                      4,982,210      3,830,950
Common stock issued for future
services on employment agreement                 (386,750)
Accumulated deficit                            (4,985,489)    (4,074,103)
                                                      --------------------------
Total stockholders' deficit                      (360,103)      (242,324)
                                                      --------------------------

Total liabilities and stockholders' deficit   $     35,389            244
                                                      =========================



                 See Accompanying Notes to Financial Statements

                             FRONTIER ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Years Ended
                     --------------------------------------------
                               December 31, 2006           December 31, 2005
                             ------------------------------------


                                               $ -            $ -


Officer Compensation                       548,150              -
General and administrative                 353,257        867,953
Exploration and development                  9,979
Loss on impairment of mineral claims        80,000
                             ------------------------------------

Total operating expenses                   911,386        947,953
                             ------------------------------------


                                       $  (911,386)   $  (947,953)
                             ====================================



Net loss                               $     (0.39)   $     (2.39)
                             ====================================


Basic and diluted                        2,337,366        396,906
                             ====================================


                 See Accompanying Notes to Financial Statements

                              FRONTIER ENERGY CORP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2006

                               Preferred A    Preferred B       Common Stock
                                Shares Amount  Shares  Amount   Shares    Amount
Balance, December 31, 2004         1       -      -       -    46,310        46

Issuance of shares in exchange for
  mineral claims                    -      -                   246,461       246

Issuance of 16,250 stock options
 for settlement of payable

Exercise of stock options                                      16,250        16

Rounding for reverse split                                        585

Issuance of shares for consulting services                     20,000        20

Issuance of shares for finder's fee
 related to the Bindloss Agreement                          500,000       500

Net loss                           -       -      -       -         -         -

Balance, December 31, 2005         1     $ -      -     $ -   829,606     $ 829

Exercise of stock options for loan -       -      -       -   500,000       500

Exercise of stock options for cash -       -      -       -   434,000       434

Issuance of shares per employment
  agreements                     -       -      -       -   700,000       700

Compensation paid with 254,167
   shares of common stock          -       -      -       -   108,000       108

Issuance of shares for consulting s-rvices -      -       -   375,000       375

Issuance of shares to Director
  containing 1,000 votes per shar-       - 40,000      40         -         -

Issuance of Reg S Shares           -       -      -       -   939,858       940

Common stock subscribed

Net loss                           -       -      -       -         -         -

Balance, December 31, 2006         1     $ - 40,000    $ 40  3,886,464  $ 3,886






                                                                    Common stock
                                                                    issued for
                                                                    future
                                                                    services on
                                           Additional    Common     Employment
                                      paid in capital     stock     agreement
                                                        agreement



Balance, December 31, 2004                     2,884,517        -              -

Issuance of shares in exchange for
mineral claims                                    79,754        -              -

Issuance of 16,250 stock options
for settlement of payable                         47,216        -              -

Exercise of stock options                            (16)       -              -

Rounding for reverse split                             -        -

Issuance of shares for consulting services        19,980        -              -

Issuance of shares for finder's fee
related to the Bindloss Agreement                799,500        -              -

Net loss                                               -        -              -

Balance, December 31, 2005                   $ 3,830,950      $ -           $ -

Exercise of stock options for loan                     -        -             -

Exercise of stock options for cash                     -        -             -

Issuance of shares per employment

Agreements                                       713,300        -      (386,750)

Compensation paid with 254,167
shares of common stock                           110,392        -              -

Issuance of shares for consulting services       103,075        -              -

Issuance of shares to Director
containing 1,000 votes per share                  40,360        -              -

Issuance of Reg S Shares                         184,133        -              -

Common stock subscribed                           26,000

Net loss                                               -        -              -

Balance, December 31, 2006                    $ 4,982,210   $ 26,000  $(386,750)







                                                                      Total
                                                Additional        Stockholders
                                                Deficit              deficit



Balance, December 31, 2004                    (3,126,150)             (241,587)

Issuance of shares in exchange for
mineral claims                                         -                  80,000
Issuance of 16,250 stock options
for settlement of payable                              -                  47,216

Exercise of stock options                              -                       -

Rounding for reverse split                             -                       -

Issuance of shares for consulting services             -                  20,000

Issuance of shares for finder's fee
related to the Bindloss Agreement                      -                 800,000

Net loss                                        (947,953)              (947,953)

Balance, December 31, 2005                    $(4,074,103)             (242,324)

Exercise of stock options for loan                     -                     500

Exercise of stock options for cash                     -                     434

Issuance of shares per employment
agreements                                      (386,750)                327,250

Compensation paid with 254,167
shares of common stock                                 -                 110,500

Issuance of shares for consulting services             -                 103,450

Issuance of shares to Director
containing 1,000 votes per share                       -                  40,400

Issuance of Reg S Shares                               -                 185,073

Common stock subscribed                                -                  26,000

Net loss                                         911,386)              (911,386)

Balance, December 31, 2006                   $(4,985,489)              (360,103)


                 See Accompanying Notes to Financial Statements

                             FRONTIER ENERGY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Years Ended
                                            December 31, 2006  December 31, 2005
                                      ---------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(911,386)   $(947,953)
Adjustments to reconcile loss
to net cash used in operating activities:
Stock issued as finders fee for farmin agreement     800,000
Loss on impairment of mineral claims                  80,000
Stock based expenses                                 581,600       20,000
Changes in operating assets and liabilities:               -
Receivables                                                -            -
Prepaid expenses                                           -
Accounts payable and accrued liabilities              84,648       20,556
                                    -------------------------------------

Net cash used in operating activities               (245,138)     (27,397)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets                              (1,094)           -
Acquisition of mineral leases                        (10,905)           -
                       --------------------------------------------------

Net cash used in financing activities                (11,999)           -
                                    -------------------------------------

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock               185,507            -
Proceeds from subscriptions for common stock          26,000            -
Proceeds from advances                                68,105       26,422
Proceeds from borrowings from related parties            671           70
                                                           -            -
                                    -------------------------------------

Net cash provided by financing activities            280,283       26,492
                                    -------------------------------------

NET CHANGE IN CASH                                    23,146         (905)

CASH AT BEGINNING OF YEAR                                244        1,149
                                    -------------------------------------

CASH AT END OF YEAR                                $  23,390    $     244
                                    =====================================


SUPPLEMENTAL INFORMATION
Interest Paid                                            $ -          $ -
                                    =====================================

Income Taxes Paid                                        $ -          $ -
                                    =====================================
Non-cash activities:
                                    =====================================
Shares issued pursuant to farm-in agreement              $ -    $ 800,000
                                    =====================================
                                    =====================================
Shares issued in settlement of accounts payable          $ -    $  47,216
                                    =====================================
                                                 ========================
Shares issued for mineral claims                         $ -    $  80,000
                                    =====================================


                 See Accompanying Notes to Financial Statements

                             FRONTIER ENERGY CORP.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - Frontier Energy Corp., (the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation ("GT Data"). On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 384,420 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. Prior to the merger, the WINS had insignificant business activity. The accounting for the acquisition is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of GT Data.

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

Pursuant to the terms of the agreement, the Company agreed to immediately assign all of TSLi's assets and liabilities, and forward all books and records relating to TSLi, to the Hamer Group. The assignment constitutes a grant deed to all real property owned by TSLi and effectively transfers title of TSLi's real property to the Hamer Group. In addition, the agreement transfers legal title and possession of all assets and liabilities of TSLi to the Hamer Group and also gave the Hamer Group sole authority, and responsibility, to sell the assets of TSLi and distribute any available funds to the creditors of TSLi. In effect, the agreement gives total and complete control of TSLi to the Hamer Group to oversee the liquidation process. The agreement also stated that the Hamer Group shall pay itself, from the gross proceeds of sales, collections, operations, and any and all other sources, a minimum of thirty thousand dollars ($30,000) plus reasonable administrative expenses. The agreement also stated that the Hamer Group is entitled to pay its agents, and any other professionals and individuals employed on its behalf, for any and all services and expenses incurred during the liquidation of TSLi. In addition, the Hamer Group is entitled to a 15% fee on gross recoveries from collections on preferences or lawsuits and a reasonable fee, including expenses, for the collection thereof. In the event that an involuntary proceeding is filed, the Hamer Group may pay its counsel, or other professionals, out of liquidated recoveries of TSLi's estate. Per the agreement, all aforementioned amounts are to be determined at the sole, but reasonable, discretion of the Hamer Group, and judgment shall include but not be limited to monthly administrative charges. The Company has accounted for this assignment of TSLi as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, see Note 2 for additional discussion. Accordingly, the Company has reflected all activities related to TSLi operations as discontinued operations in the accompanying financial statements.

As a result of the discontinued operations of TSLi activities, the Company's sole activity as of December 31, 2006 and 2005 is maintaining its corporate affairs.

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

On July 27, 2005, the Company authorized a name change to Frontier Energy Corp. and changed the authorized shares to 100,000,000 shares with par value of $0.001 per share. The Company also approved a 1-for -40 reverse stock split of its common stock. Accordingly, the accompanying consolidated Financial Statements have been retroactively adjusted as if the reverse stock split had occurred at the Company's inception.

The Company formed FEC Holdings, Corp ("FEC"). as a Canadian subsidiary to facilitate the proposed merger with Sol-Terra Energy, Inc. (see Note 5). During the proposed merger negotiations, FEC incurred some exploration costs, primarily connected to the Angels Exploration Fund, Inc. outlined in Note 5. After the termination of the Sol-Terra Energy, Inc. merger negotiations, FEC ceased operations in 2006.

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 246,461 (9,858,434 pre-split) shares of common stock valued at $80,000.00.

Going concern - The Company incurred a net loss of approximately $911,000 and $948,000 for the years ended December 31, 2006 and 2005, respectively. The Company's liabilities exceed its assets (net of prepaid stock compensation) by approximately $372,000 as of December 31, 2006. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive income - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005 and 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

As of December 31, 2006, the Company has available net operating loss carryovers of approximately $2,428,000 that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Stock-based compensation - The Company applied Accounting Principles Board ("APB") Opinion No. 25 through December 31, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $ - and $ - for the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006, and 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.


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

The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation of $2,040,000 was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expensed on a monthly basis as the shares vest. Payroll taxes are being accrued on the vested shares. The Company incurred stock based compensation expense of $437,750 for the year ended December 31, 2006. The Company has cancelled two certificates totaling 1,300,000 shares with value totaling $1,326,000. The Company issued shares to the terminated officers for the vested 108,000 shares instead of the certificates for the full amount. The third officer holds his 700,000 restricted share certificate, valued at $714,000. The Company has recorded the issued shares as a prepaid expense and accrued the vested shares against the prepaid monthly. As of December 31, 2006, the Company vested 320,833 shares valued at $327,250, with a remaining prepaid of 379,167 shares valued at $386,750.

Net income (loss) per common share - The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NEW ACCOUNTING PRONOUNCEMENTS

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

SAB No. 107
In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107 "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

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

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

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

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

158 that
will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

SFAS No. 123(R)-5
FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

Reclassification - The financial statements for 2006 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.


NOTE  2  -  MINERAL RIGHTS-

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 9,858,434 shares of common stock valued at $80,000.00. On January 22, 2005, the registrant acquired the 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine. Due to the Company's change of business direction and decision to not renew the required annual 2006 fees for maintaining these claims, the Company has recorded an $80,000 loss on impairment of mineral claims in 2005.

On October 12, 2005, the Company entered into an agreement with Angels Exploration Fund, Inc. (Angel's). The October 12 agreement agreed to pay 5,000,000 in restricted shares for the funding of test wells on property in Alberta, Canada. An additional 100,000 restricted shares are deliverable if the first test well is taken to completion. If Angel's is unable to provide $1,000,000 in financing costs within 90 days of the agreement, 4,500,000 of the shares will be cancelled. If Angel's is unable to provide $2,000,000 within 90 days of the agreement, the Company will have the right to cancel 2,500,000 of the shares. Under the agreement, the Company acquired an eighty percent working interest from Angels undivided 100 percent working interest, subject to a 10 percent gross overriding royalty.

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

On March 31, 2006, no additional exploration had been performed on the agreements and the Company agreed to cancel the agreements.

In December 2006, the Company paid $10,905 to lease 640 acres in the Rocky Mountain range for a 10 year term. The Company will amortize the costs of the lease over the lease life.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS-

Due to Related Parties - Due to related parties at December 31, 2006 and 2005 totaling $446 and $275, respectively consist of working capital advances from the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

During 2006 the President of the company received 40,000 shares of Series B preferred stock for services. Each Series B preferred share has the voting rights of 1,000 shares of common stock. Valuation of $40,400 was based upon the weighted average stock price of $1.01 for the 5 trading days preceding the issuance of the shares.

NOTE  4  -  INCOME  TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2006 and 2005, the Company had a net operating loss carry forward of approximately $4,824,000 and $4,090,000 respectively for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $4,824,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2006 and 2005 the significant components of the Company's deferred tax assets are approximately as follows:

                                                     2006           2005
                                            -------------  -------------
Net operating loss                            $(5,001,000)   $(4,090,000)
Stock based compensation                        2,573,000      1,992,000
                                            -------------  -------------

                                              $ 2,428,000    $ 2,098,000
                                            =============  =============

Deferred tax asset at 35%                     $   850,000    $   734,000
Valuation allowance for deferred tax assets      (850,000)      (734,000)
                                           -------------- --------------

Net deferred tax assets                     $          --  $          --
                                            =============  =============



NOTE  5  -  STOCKHOLDERS'  EQUITY

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

During fiscal 2000, the Board of Directors had designated 10,000,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $10.00 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $10.00 plus the amount of any accrued and unpaid dividends by the conversion price of $10.00 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class. As of December 31, 2006 and 2005, 40,000 and no shares, respectively, of Preferred B were issued or outstanding.

Common  Stock  -

During 2004, the Company issued 500 (200,000 pre-split) shares of its common stock to its President as a result of options that were exercised. The options were granted as a result of options previously granted and exercised in 2003

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

with an exercise price of $0.20. The Company had elected to re-price those previously granted and exercised options from $0.20 to $0.10 which resulted in the additional issuance of options for 500 (200,000 pre-split) shares of common stock. The re-pricing and additional issuance of such options has resulted in an expense to Company of approximately $20,000 which has been reflected in 2005.

On July 27, 2005, the Company authorized a name change to Frontier Energy Corp. and changed the authorized shares to 100,000,000 shares with par value of $0.001 per share. The Company also approved a 1-for -40 reverse stock split of its common stock. Accordingly, the accompanying consolidated Financial Statements have been retroactively adjusted as if the reverse stock split had occurred at the Company's inception.

Pursuant to the upset provision in the Angel's Agreement that was signed by the Company on October 12, 2005, the Company cancelled 4,500,000 of the 5,000,000 shares issued to Mr. Jeffrey A. Cocks in March 2006. The remaining shares were accounted for by the Company as a finder's fee for the agreement.

During 2006, Consultants to the Company exercised options to acquire 500,000 shares of common stock at par value. The consultants paid for the exercise by reducing accounts payable owed by the Company.

During 2006, The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. The compensation is being expenses on a monthly basis as the shares vest. For the year ended December 31, 2006, 428,837 shares of stock under the employment agreements have vested to the officers, at an expense of $437,750.

On April 5, 2006, the Registrant's Board of Directors terminated the employment contracts of Jeffery Cocks as the Registrant's Chief Operating Officer and Kevin Tattersall as the Registrant's Chief Exploration Officer. The Registrant has not appointed successors to either position. The Registrant terminated these contracts as part of a re-evaluation of the Registrant's entire management team and overhead expenses and should not be construed as a negative judgment on Messrs. Cocks and Tattersall. Pursuant to the agreement, termination of employment without cause obligates the Company to pay two months of the officers' salaries, totaling $8,000 to each officer. The share certificates for 700,000 shares are being held by the Company. Two certificates for 1,300,000 shares were returned to the transfer agent and cancelled. New certificates for the vested shares were issued by the Company upon cancellation of the original certificates. Each officer received new certificates of 54,000 vested shares valued at $55,250.

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

On July 6, 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. Terms of the agreement were to raise up to $2,000,000 by sale of common shares at a per share purchase price equal to 40% of the previous day's last trade price, as traced on the Other the Counter Bulletin Board. The sales agent received 10% of the proceeds. Through December 31,2006, the Company sold 939,858 shares for net $185,573.

On July 28, 2006, 309,000 options were exercised at $0.001 for $309. On September 5, 2006, 50,000 options were exercised at $0.001 for $50. On September 13, 2006, 75,000 options were exercised at $0.001 for $75.

Stock Options - In February 2000, the Company's Board of Directors and majority shareholders approved and adopted the Frontier Energy Corp., fka GT Data Corporation 2000 Stock Option Plan

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

 ("the 2000 plan"). As amended, a total of 333,333 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

In March 2001, the Company's Board of Directors and majority shareholders approved and adopted the Frontier Energy Corp., fka GT Data Corporation 2001 Stock Option Plan ("the 2001 plan"). A total of 4,500,000 shares of common stock are reserved for issuance under the 2001 plan. The exercise price for each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2001 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

The following is a status of the stock options outstanding at December 31, 2006 and 2005 and the changes during the two years then ended:

                                   Year  Ended  December  31,
                                     2006              2005

                                       Weighted         Weighted
                                        Average          Average
                             Options         Price   Options    Price

Outstanding, beginning of year   65,000   $   4.00  65,000   $   4.00
Granted                              --      --       --      --
Exercised                            --      --       --      --
Cancelled/Forfeited                  --      --       --      --
                          --------------------------------------

Outstanding, end of year         65,000   $   4.00  65,000   $   4.00
                          ======================================

Exercisable, end of year         65,000   $   4.00  65,000   $   4.00
                          ======================================
Weighted average fair
value of options granted                   $ 1.50        $   1.50
                                               =================


65,000 of the outstanding options at December 31, 2005 have exercise prices $4.00 per share average remaining contractual life of 5 years. All 65,000 of these options were exercisable during 2005.

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

During 2004, the re-priced options for 10,000 (400,000 pre-split) shares of common stock which were issued during 2003 from $0.20 to $0.10 (pre-reverse stock split) per share. As a result of this re-pricing, the Company issued the 10,000 (400,000 pre-split) shares to two individuals: (1) the President of the Company; and (2) shareholder of the Company. The Company recorded a $40,000 expense related to this re-pricing and subsequent issuance of common stock.

Warrants - From time to time, the Company issues warrants pursuant to various consulting agreements. There were no warrants granted during fiscal years ended 2006 and 2005.

                             FRONTIER ENERGY CORP.
                  CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


The following represents a summary of warrants outstanding for the years ended December 31, 2006 and 2005:


                                      Year  Ended  December  31,
                                       2006                2005

                                       Weighted           Weighted
                                        Average           Average
                            Warrants        Price    Warrants        Price


Outstanding, beginning of year   2,000   $   50.00    2,000   $   50.00
Granted                              -        -          -        -
Exercised                            -        -          -        -
Cancelled/Forfeited                  -        -          -        -
                         ---------------------------------------

Outstanding, end of year         2,000   $   50.00    2,000   $   50.00
                         =======================================

Exercisable, end of year         2,000   $   50.002,000   $   50.00
                         =======================================


All of the warrants outstanding at December 31, 2006 have an exercise price of $50.00 per share and a weighted average remaining contractual life of 0.5 years. All of the warrants are exercisable at December 31, 2006.

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

ITEM 8A.          CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Universal, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8A.          OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of our executive officers and directors, their ages as of April 15, 2007, and the positions currently held by each are as follows:

         Name                         Age   Position

         Robert Genesi.............   69    President, Chief Executive Officer,
                                             Principal Financial
                                                 Officer and Director
         Don Huang                    68    Director

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

         None of the officers or directors of Frontier is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Frontier.

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

Don Huang, Director

         Mr. Don Huang was elected as a director to fill a vacant seat on the Company's Board of Directors in October, 2006. Since 2006, Mr. Huang has been retired. From 2006 to 2006, Mr. Huang was Director of Operations of Unitek, Inc., a computer peripheral manufacturer. From 2002 to 2004, Mr. Huang was a director of AMK, Inc., a computer peripheral manufacturer in South Korea. Mr. Huang received his BS in Electrical Engineering from Seoul National University and his Masters in computer Science from the University of Tennessee.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2006 (no Forms 5 having been furnished with respect to such year) and written representations furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year, except that Mr. Genesi failed to file a Form 4 and Mr. Huang failed to file a Form 3.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2006 to our Chief Executive Officer.

                           Summary Compensation Table


                                                             Annual Compensation
                                                                  Other Annual
------------------------------------ ----    Year     Salary ($)Compensation ($)

Name and Position
-----------------
Robert Genesi, CEO(1)                         2006       $ 60,000       $ -
                                              2005      $105,000        $ --
                                              2004      $105,000        $ 12,000
--------------
(1) Includes housing and car allowance.

Employment Contracts

         On July 17, 2006, the Company entered into an amended and revised employment agreement with Robert Genesi whereby Mr. Genesi will serve as the CEO of the Company. The term ("Term") of employment is from July 1, 2006 to June 30, 2011, which may be extended upon the mutual agreement of the parties. Mr. Genesi will be paid an annual salary of $60,000. He will also receive 700,000 common shares of the Company which will vest monthly over 24 months. The shares are also subject to a lock agreement pursuant to which none of the shares may be sold prior to February 17, 2008.

Directors' Compensation

         Currently there is no compensation package for our board. While we expect to create a compensation package for our board members during the next 12 months, we do not currently have any preliminary agreements or understandings with respect to such compensation packages.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information known to us, as of March 15, 2007, relating to the beneficial ownership of common stock by:

o each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
o        each of our named executive officers and directors; and
o        our directors and executive officers as a group.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

         Percentage ownership in the following table is based on 3,329,578 shares of common stock outstanding as of March 15, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

                                            Number of
                                        Shares of Common
                                       Stock Beneficially
                                              Owned

------------------------------------                  --------------------------
                                                            Percentage of Shares
------------------------------------                          Beneficially Owned
Name of Beneficial Owner
Robert Genesi (1)                              700,000                 21.0%

------------------------------------
All directors and officers
     (1 person)                              700,000                     21.0%

         -----------
          (1) The address of our officer listed in the table is in care of Frontier Energy Corp., 2413 Morocco Avenue, North Las Vegas, Nevada 89031

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our President and another former officer of the Company accepted 383,000 shares in lieu of outstanding debt totaling $456,961 during 2004.

ITEM 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A)      Financial Statements and Schedules

         See "Index to Financial Statements"

(B)      Exhibits

            EXHIBIT
            NUMBER      -------------------------------------------------------
                                   DESCRIPTION
            10.7        Employment Agreement dated July 15, 2006 between the
                        Company and Robert Genesi.*
            31.1        Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act
                          of 2002.**
            32.1 Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
         ----------
         *        Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of De Joya, Griffith & Company, LLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by De Joya and Company in 2004 and De Joya, Griffith and Company, LLC were approved by the Board of Directors. The following table presents fees for audit services rendered by De Joya and Company and De Joya Griffith & Company, LLC for the audits of the our annual financial statements for the years ended December 31, 2006 and December 31, 2005, respectively and fees billed for other services rendered during those periods.


                       Fiscal 2006  Fiscal 2005
Audit Fees(1)           $15,000
Audit-Related Fees(2)         -     -
Tax Fees(3)                   -     -

Subtotal                $15,000

All other Fees(4)           -0-   -0-

Total                   $15,000

==============================================================================
(1) Audit Fees - Audit fees billed to the Company for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

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



                                                     FRONTIER ENERGY CORP.


Dated:  April 17, 2007

By: /S/ Robert Genesi
--------------------------------------------------
Name: Robert Genesi
Title: President, CEO, Principal Financial Officer and Director