Form 10QSB
period 2007-03-31
FRONTIER ENERGY CORP.
filed 2007-05-15
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to  _________

                        Commission File Number 033-05384


                             FRONTIER ENERGY CORP.
		----------------------------------------------
                (Name of Small Business Issuer in its charter)

             NEVADA                                    87-0443026
---------------------------------	   ---------------------------------
(State or other jurisdiction		   (IRS Employer Identification No.)
of incorporation or organization)


	2413 Morocco Avenue, North Las Vegas, Nevada         89031
	--------------------------------------------	   ----------
 	  (Address of principal executive offices)         (Zip code)

Issuer's telephone number: (702) 648-5849


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:7,936,464 as of May 15, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.





                               TABLE OF CONTENTS

                                                               	Page No.


Consolidated Financial Statements

   Consolidated Balance Sheet                                     F-1

   Consolidated Statements of Operations                          F-2

   Consolidated Statement of Stockholders' Deficit             F-3 - F-4

   Consolidated Statements of Cash Flows                          F-5

Notes to Consolidated Financial Statements                     F-6 - F-8




		   FRONTIER ENERGY CORP.
		CONSOLIDATED BALANCE SHEET

						   March 31,
						     2007
						  (Unaudited)
						--------------
ASSETS

Current assets
   Cash		 				$       19,040
   Receivables, net of allowance
	for doubtful accounts of $76,696		     -
   Officer receivable		                           216
						--------------
Total current assets		                  	19,256
						--------------
   Fixed assets, net 		                 	 1,039
   Mineral leases		                  	10,905
						--------------
Total assets		 			$       31,200
						==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities	$      266,667
   Loans payable		                       177,243
						--------------
Total current liabilities		               443,910
						--------------
Total liabilities		                       443,910

Commitments and contingencies		                     -

Stockholders' deficit

   Common stock subscribed		                82,885
   Series A preferred stock, $0.001 par
	value; 1 share authorized, issued
	and outstanding		                             -
   Series B preferred stock, $0.001 par
	value; 10,000,000 authorized; and
	40,000 and no shares issued or
	outstanding		                            40
   Common stock, $0.001 par value; 100,000,000
	shares authorized, 6,836,464 shares
	issued and outstanding		                 6,836
   Additional paid-in capital		             5,909,385
   Common stock issued for future services on
	employment agreement		              (297,500)
   Accumulated deficit		           	    (6,114,356)
						--------------
Total stockholders' deficit		              (412,710)
						--------------
Total liabilities and stockholders' deficit	$       31,200
						==============

See Accompanying Notes to Consolidated Financial Statements



			FRONTIER ENERGY CORP.
		CONSOLIDATED STATEMENTS OF OPERATIONS




						  For the Three Months Ended
					        March 31, 2007  March 31, 2006
						  (Unaudited)	 (Unaudited)
					        --------------  --------------

Revenue					 	$            -  $            -

Operating expenses
   Officer Compensation	                   	       101,250 	       188,000
   General and administrative	                       968,117 	        14,526
   Exploration and development	                        59,500 		     -
   Loss on impairment of mineral claims
					        --------------  --------------
Total operating expenses	                     1,128,867 	       202,526
					        --------------  --------------
Net loss	 				$   (1,128,867)	$     (202,526)
						==============	==============
Earnings (loss) per common share-
	Basic and diluted:

Net loss	 				$        (0.21)	$        (0.10)
						==============	==============
Weighted average common shares outstanding -
	Basic and diluted	                     5,429,242 	     2,012,939
						==============	==============


See Accompanying Notes to Consolidated Financial Statements




				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)

				     Preferred A	   Preferred B	     	     Common Stock
				  ------------------	----------------	----------------------
				  Shares      Amount	Shares	   Amount	Shares	        Amount
				  ------      ------	------	   ------       -------         ------
Balance,
December 31, 2006	               1      $    - 	40,000 	   $   40       3,886,464       $3,886
				  ======      ======	======	   ======	=========	======
Issuance of shares for
consulting services	               - 	   - 	     - 		-       2,850,000        2,850

Issuance of 150,000 stock
options for services

Exercise of Options								  100,000 	   100

Recognized expense per
employment agreement

Common stock subscribed

Net loss	         	       - 	   - 	     - 		- 	        - 	     -
				  ------      ------	------	   ------       ---------       ------
Balance,
March 31, 2007	               	       1      $    - 	40,000 	   $   40       6,836,464       $6,836
				  ======      ======	======	   ======	=========	======

See Accompanying Notes to Consolidated Financial Statements




				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)


				Additional	     Common		Employment   Accumulated     Stockholders'
			     Paid-in Capital	Stock Subscribed	Agreement	Deficit		Defiict
			     ---------------	----------------	----------   -----------     ------------
Balance,
December 31, 2006	     $	   4,982,210 	$	  26,000 	$ (386,750)  $(4,985,489)    $   (360,103)
			     ===============	================	==========   ===========     ============
Issuance of shares for
consulting services		     884,350		       - 		 - 			  887,200

Issuance of 150,000 stock
options for services		      27,925								   27,925

Exercise of Options		      14,900								   15,000

Recognized expense per
employment agreement							    89,250			   89,250

Common stock subscribed					  56,885					   56,885

Net loss			           - 		       - 		 -    (1,128,867)      (1,128,867)
			     ---------------	----------------	----------   -----------     ------------
Balance,
March 31, 2007		     $	   5,909,385 	$	  82,885 	$ (297,500)  $(6,114,356)    $   (412,710)
			     ===============	================	==========   ===========     ============

See Accompanying Notes to Consolidated Financial Statements



				FRONTIER ENERGY CORP.
			CONSOLIDATED STATEMENTS OF CASH FLOWS


							  For the Three Months Ended
							March 31, 2007	March 31, 2006
							  (Unaudited)	 (Unaudited)
							--------------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss	 					$   (1,128,867)	$     (202,526)
   Adjustments to reconcile loss to net
	cash used in operating activities
   Depreciation	                              			    55 		     -
   Stock based expenses	                  		     1,048,775 	       170,000
   Changes in operating assets and liabilities:
   Receivables	                                 		     - 		     -
   Prepaid expenses			                          		     -
   Accounts payable and accrued liabilities	                (1,057)	        29,526
							--------------	--------------
   Net cash used in operating activities	               (81,094)	        (3,000)

CASH FLOW INVESTING ACTIVITIES
   Purchase of fixed assets	                                     - 		     -
   Acquisition of mineral leases	                             - 	 	     -
							--------------	--------------
   Net cash used in financing activities 	                     - 		     -
							--------------	--------------
CASH FLOW FINANCING ACTIVITIES
   Proceeds from issuance of common stock	                15,000 		     -
   Proceeds from subscriptions for common stock	                12,485 		     -
   Proceeds from loans	                       		        49,921 		     -
   Proceeds from borrowings from related parties	          (662)	         3,000
				                                     - 		     -
							--------------	--------------
   Net cash provided by financing activities	                76,744 	         3,000
							--------------	--------------
NET CHANGE IN CASH	                        	        (4,350)		     -

CASH AT BEGINNING OF YEAR	                                23,390 	         1,149
							--------------	--------------
CASH AT END OF YEAR					$       19,040 	$        1,149
							==============	==============
SUPPLEMENTAL INFORMATION
   Interest Paid					$   	     - 	$     	     -
							==============	==============
   Income Taxes Paid	 				$     	     - 	$   	     -
							==============	==============
Non-cash activities:
   Shares issued pursuant to farm-in agreement		$     	     -  $      800,000
							==============	==============
   Shares issued in settlement of accounts payable	$   	     -  $       47,216
							==============	==============
   Shares issued for mineral claims	 		$     	     -  $       80,000
							==============	==============

See Accompanying Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The NOTE financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Frontier Energy, Corp, fka (GTData Corporation) (the "Company").

   The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   Going concern - The Company incurred a net loss of approximately $1,129,000 and $203,000 for the three months ended March 31, 2007 and 2006. The Company's liabilities exceed its assets by approximately $413,000 as of March 31, 2007, not counting prepaid salaries for stock issued under officer employment agreements. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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


   Stock-based compensation - The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.


3. NEW ACCOUNTING PRONOUNCEMENTS


   SFAS No. 159
   In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.


   FASB Interpretation No. 48
   In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48

   EITF Issue No. 06-10
   In March 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12 "Omnibus Opinion." Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.


4. RELATED  PARTY  TRANSACTIONS-

   Due to Related Parties - An officer of the Company withdrew $662 in funds for personal expenses. The balance at March 31, 2007 was a receivable of $216.


5.  STOCKHOLDERS'  EQUITY

   Common  Stock -
   During 2007, consultants to the Company were issued 2,550,000 shares of common stock at par value. Consulting expense of $812,000 was recorded for the issuance of the shares. The shares issued were valued based on a price per share of that reflected the weighted-average closing price of the Company during a five day period prior to the date of the consulting agreements effective dates.

   On February 1, 2007, the Company issued and exercised options and issued 200,000 shares of stock to the officer and corporate counsel. The Company recorded consulting expense of $75,200 for the shares. The shares issued were valued based on a price per share of $0.376 that reflects the weighted-average closing price of the Company during a five day period prior to agreement to issue the shares.

   On March 15, 2007, the Company entered into a consulting agreement to issue 200,000 shares of stock for services. The Company recorded consulting expense of $44,400 for the services. The shares issued were valued based on a price per share of $0.222 that reflects the weighted-average closing price of the Company during a five day period prior to the day of the agreement. The Company recorded the expenses to common stock subscribed, as the shares were unissued at March 31, 2007.

   On March 15, 2007, the Company entered into a consulting agreement issuing 150,000 options to acquire common stock of the Company at $0.15 per share. The stock options were valued using the Black-Shoales valuation model, recording expense of 27,925. On March 29, 2007, the consultant exercised 100,000 shares at $0.15 pre share for $15,000. As of March 31, 2007, the consultant held 50,000 stock options at $0.15 per share.

   The Company received $12,485 for shares of stock that were unissued as of March 31, 2007 and recorded as common stock subscribed at March 31, 2007.

6.  SUBSEQUENT EVENTS

   In April 2007, consultants to the Company were issued 1,000,000 shares of common stock at par value. Consulting expense of $88,000 was recorded for the issuance of 500,000 of the shares. The shares issued were valued based on a price per share of $0.176 that reflects the weighted-average closing price of the Company during a five day period prior to agreement to issue the shares. Shares subscribed of 200,000 were issued and an over issuance of 300,000 shares were issued to the consultant.

   On February 1, 2007, the Company issued and exercised options and issued 100,000 shares of stock to the officer and corporate counsel. The Company recorded consulting expense of $17,600 for the shares. The shares issued were valued based on a price per share of $0.176 that reflects the weighted-average closing price of the Company during a five day period prior to agreement to issue the shares.

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

IN GENERAL

       Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects in 2006 and acquired a working interest in another prospect during the period covered by this report. We have been unable to fund the exploitation of any this prospect, but are seeking to partner with another party. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended March 31, 2007, the Company had no revenues from operations or other sources.

PLAN OF OPERATIONS

       We intend to acquire prospects and raise the funds necessary to extract oil and/or natural gas from such prospects. To date, we have acquired a working interest in one prospect and are seeking a partner to exploit this prospect. We intend to seek out other prospects, with the intention of raising funds to exploit such prospects.

       In the alternative, if we are unable to acquire oil or gas properties, the Company may seek to enter into a merger with an operating company, if the Board deems it in the best interests of the Company's stockholders. We have not identified any potential merger target as of the date of this report.

Liquidity and Capital Resources

       The Company did not generate any revenue in the quarter ended March 31, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

       We currently have very limited operating funds ($19,040 as of March  31,
2007), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending March 31, 2007 were $1,128,867, as compared to $202,526 for the same period in 2006. Of the $1,128,867 in expenses during the current period, $1,048,830 was stock-based expenses and depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond September 2007. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Recent Accounting Pronouncements

      In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

      In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48

      In March 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12 "Omnibus Opinion." Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

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

       In 2006, the Company was sued by a former consultant for fees allegedly owed and repayment of funds purported lent to the Company. The Company and the consultant agreed to a settlement of this dispute in the first quarter of 2007.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During 2007, consultants to the Company were issued 2,550,000 shares of common stock at par value. Consulting expense of $812,000 was recorded for the issuance of the shares. The shares issued were valued based on a price per share of that reflected the weighted-average closing price of the Company during a five day period prior to the date of the consulting agreements effective dates.

      On February 1, 2007, the Company issued and exercised options and issued 200,000 shares of stock to the officer and corporate counsel. The Company recorded consulting expense of $75,200 for the shares. The shares issued were valued based on a price per share of $0.376 that reflects the weighted-average closing price of the Company during a five day period prior to agreement to issue the shares.

      On March 15, 2007, the Company entered into a consulting agreement to issue 200,000 shares of stock for services. The Company recorded consulting expense of $44,400 for the services. The shares issued were valued based on a price per share of $0.222 that reflects the weighted-average closing price of the Company during a five day period prior to the day of the agreement. The Company recorded the expenses to common stock subscribed, as the shares were unissued at March 31, 2007.

      On March 15, 2007, the Company entered into a consulting agreement issuing 150,000 options to acquire common stock of the Company at $0.15 per share. The stock options were valued using the Black-Shoales valuation model, recording expense of 27,925. On March 29, 2007, the consultant exercised 100,000 shares at $0.15 pre share for $15,000. As of March 31, 2007, the consultant held 50,000 stock options at $0.15 per share.

      The Company received $12,485 for shares of stock that were unissued as of March 31, 2007 and recorded as common stock subscribed at March 31, 2007.


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


Date: May 14, 2007

FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
---------------------
Name: Robert Genesi
Title: President and Acting
Chief Financial Officer
Principal Financial Officer