Form 10QSB
period 2007-06-30
FRONTIER ENERGY CORP.
filed 2007-08-20
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to  __________

                       Commission File Number 033-05384


                             FRONTIER ENERGY CORP.
		----------------------------------------------
                (Name of Small Business Issuer in its charter)

             NEVADA                                    87-0443026
---------------------------------	   ---------------------------------
(State or other jurisdiction		   (IRS Employer Identification No.)
of incorporation or organization)


           2413 Morocco Avenue, North Las Vegas, Nevada      89031
	 ----------------------------------------------	   ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,956,464 as of August 13, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                               TABLE OF CONTENTS

                                                             Page No.

Financial Statements

   Balance Sheet                                                  2

   Statements of Operations                                       3

   Statement of Stockholders' Deficit                           4-5

   Statements of Cash Flows                                       6

Notes to Financial Statements                                   7-8


                              FRONTIER ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                  June 30,
                                                                    2007
                                                                (Unaudited)
								-----------
ASSETS

Current assets
   Cash                                                     	$     6,075
   Receivables, net of allowance for
	doubtful accounts of $76,696                              	  -
   Officer receivable                                                 2,346
								-----------
       Total current assets                                           8,421
								-----------
   Fixed assets, net of $109
	accumulated depreciation                                        984
   Mineral leases                                                    10,905
								-----------
Total assets                                                    $    20,310
								===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                     $   291,481
   Loans payable                                                    127,322
								-----------
       Total current liabilities				    418,803
								-----------
       Total liabilities					    418,803

Commitments and contingencies                                             -

Stockholders' deficit


   Series A preferred stock, $0.001 par
	value; 1 share authorized, issued
	and outstanding                                                   -
   Series B preferred stock, $0.001 par value;
	10,000,000 authorized; and 40,000 and
	no shares issued or outstanding                            	 40
   Common stock, $0.001 par value; 100,000,000
	shares authorized, 10,956,464 shares
	issued and outstanding                              	     10,956
   Additional paid-in capital                                     6,424,814
   Common stock subscribed                                           38,485
   Common stock issued for future services on
	employment agreement                     		   (208,250)
   Accumulated deficit                                           (6,664,538)
								-----------
       Total stockholders' deficit                                 (398,493)
								-----------
Total liabilities and stockholders' deficit                     $    20,310
								===========

                See Accompanying Notes to Financial Statements

                             			FRONTIER ENERGY CORP.
                     			CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended              For the Six Months Ended
                                       June 30, 2007   June 30, 2006   	       June 30, 2007   June 30, 2006
                                        (Unaudited)     (Unaudited)     	(Unaudited)     (Unaudited)
					----------	----------		-----------	----------
Revenue 				$	 -	$	 -		$	  -	$	 -

Operating expenses
 Officer Compensation		   	   101,250         117,610      	    202,500        305,610
 General and administrative		   448,932          57,395     		  1,476,549         67,285
 Exploration and development			 -               -     		          -          4,637
 Loss on impairment of mineral claims
					----------	----------		-----------	----------
    Total operating expenses               550,182         175,005      	  1,679,049        377,532
					----------	----------		-----------	----------

Net loss 				$ (550,182)     $ (175,005)     	$(1,679,049)    $ (377,532)
					==========	==========		===========	==========
Earnings (loss) per common share -
basic and diluted:

    Net loss				$    (0.06)	$    (0.13)		$     (0.23)	$    (0.31)
					==========	==========		===========	==========
Weighted average common shares
outstanding -
    Basic and diluted			 9,078,552       1,329,606        	  7,263,978      1,205,297
					==========	==========		===========	==========



                See Accompanying Notes to Financial Statements

				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)


				      Preferred A	   Preferred B	     	     Common Stock
				   -----------------	----------------	----------------------
				   Shares     Amount	Shares	   Amount	  Shares	Amount
				   ------     ------	------	   ------       ----------     -------

Balance,
December 31, 2006	           	1     $    - 	40,000     $   40 	 3,886,464     $ 3,886
				   ======     ======	======	   ======	==========     =======
Issuance of shares for
consulting services	            	- 	   - 	     - 		- 	 6,470,000 	 6,470

Issuance of 150,000 stock
options for services	            	- 	   - 	     - 		- 		 - 	     -

Issuance of 500,000
for cash	            		- 	   - 	     - 		- 	   500,000 	   500

Exercise of Options	            	- 	   - 	     - 		- 	   100,000 	   100

Recognized expense
per employment agreement	        - 	   - 	     - 		- 		 - 	     -

Common stock subscribed	           	- 	   - 	     - 		- 		 - 	     -

Net loss	          		- 	   - 	     - 		- 		 - 	     -
				   ------     ------	------	   ------       ----------     -------
Balance,
June 30, 2007	          		1     $    - 	40,000 	   $   40       10,956,464     $10,956
				   ======     ======	======	   ======	==========     =======




                See Accompanying Notes to Financial Statements



				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)
					  (CONTINUED)


				Additional	     Common		Employment   Accumulated     Stockholders'
			     Paid-in Capital	Stock Subscribed	Agreement	Deficit		Defiict
			     ---------------	----------------	------------  -----------     ------------
Balance,
December 31, 2006	    $ 	   4,982,210 	$         26,000 	$   (386,750) $(4,985,489)    $   (360,103)
			     ===============	================	============  ===========     ============
Issuance of shares for
consulting services 		   1,350,359 		       - 		   - 	        - 	1,356,829

Issuance of 150,000 stock
options for services 		      27,925 		       - 		   - 	        - 	   27,925

Issuance of 500,000
for cash			      49,420 		       - 		   - 	        - 	   49,920

Exercise of Options 		      14,900 		       - 		   - 	        - 	   15,000

Recognized expense
per employment agreement		   - 		       - 	     178,500 	        - 	  178,500

Common stock subscribed			   - 		  12,485 		   - 	        - 	   12,485

Net loss				   - 		       - 		   -   (1,679,049)      (1,679,049)
			     ---------------	----------------	------------  -----------     ------------
Balance,
June 30, 2007		     $	   6,424,814	$         38,485 	$   (208,250) $(6,664,538)    $   (398,493)
			     ===============	================	============  ===========     ============






                See Accompanying Notes to Financial Statements


                            FRONTIER ENERGY COPRP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Six Months Ended
							----------------------------
                                                        June 30, 2007  June 30, 2006
                                                         (Unaudited)     (Unaudited)
							------------	------------

Net loss                                            	$ (1,679,049)	$   (377,532)
Adjustments to reconcile loss

  Depreciation                                                   109               -
  Stock based expenses                                     1,563,254         299,650
Changes in operating assets and liabilities:


  Accounts payable and accrued liabilities                    23,757          62,809
							------------	------------
  Net cash used in operating activities                      (91,929)        (15,073)

CASH FLOWS FROM INVESTING ACTIVITIES				   -		   -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock                        64,920               -
Proceeds from subscriptions for common stock                  12,485               -
Proceeds from loans                                                -               -
Proceeds from borrowings from related parties                 (2,791)         14,985
                                                                   -               -
							------------	------------
Net cash provided by financing activities                     74,614          14,985
							------------	------------
  NET CHANGE IN CASH                                         (17,315)            (88)

  CASH AT BEGINNING OF YEAR                                   23,390             244
							------------	------------
  CASH AT END OF YEAR                       		$      6,075	$        156
							============	============
  Interest Paid                                   	$          -    $          -
							============	============
  Income Taxes Paid                               	$          -  	$          -
							============	============
Non-cash activites:
  Shares issued pursuant to farm-in agreement     	$          -   	$    800,000
							============	============
  Shares issued in settlement of accounts payable 	$          -   	$     47,216
							============	============
  Shares issued for mineral claims                	$          -   	$     80,000
							============	============

See Accompanying Notes to Financial Statements

                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheet                                                  2

   Statements of Operations                                       3

   Statement of Stockholders' Deficit                             4

   Statements of Cash Flows                                       5

Notes to Financial Statements                                   6-8

                             FRONTIER ENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The NOTE financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Frontier Energy, Corp, (the "Company").

   The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   Going concern - The Company incurred a net loss of approximately $550,000 and $175,000 for the three months ended June 30, 2007 and 2006 and $1,679,000 and $377,000 for the six months ended June 30, 2007 and 2006. The Company's liabilities exceed its assets by approximately $399,000 as of June 30, 2007, not counting prepaid salaries for stock issued under officer employment agreements. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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


   Stock-based compensation - The Company applies SFAS No. 123R, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                             FRONTIER ENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



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


4. RELATED  PARTY  TRANSACTIONS-

   Due to Related Parties - An officer of the Company withdrew $2,792 in funds for personal expenses. The balance at June 30, 2007 was a receivable of $2,346.


5.  STOCKHOLDERS'  EQUITY

   Common  Stock -
   During 2007, consultants to the Company were issued 6,470,000 shares of common stock at par value. Consulting expense of $1,356,829 was recorded for the issuance of the shares. The shares issued were valued based on a price per share of that reflected the weighted-average closing price of the Company during a five day period prior to the date of the consulting agreements effective dates.

   On March 15, 2007, the Company entered into a consulting agreement issuing 150,000 options to acquire common stock of the Company at $0.15 per share. The stock options were valued using the Black-Scholes valuation model, recording expense of 27,925. On March 29, 2007, the consultant exercised 100,000 shares at $0.15 pre share for $15,000. As of March 31, 2007, the consultant held 50,000 stock options at $0.15 per share.

   On March 1, 2007, the Company sold 500,000 shares of stock for $49,920. The shares were issued on June 1, 2007.

   On February 2, 2007, the Company received $12,485 for shares of stock that were unissued as of June 30, 2007 and recorded as common stock subscribed at June 30, 2007.

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

IN GENERAL

      Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects in 2006 and acquired a working interest in another prospect during the period covered by this report. We have been unable to fund the exploitation of any this prospect, but are seeking to partner with another party. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended June 30, 2007, the Company had no revenues from operations or other sources.

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

Liquidity and Capital Resources

      The Company did not generate any revenue in the quarter ended June 30, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

      We currently have very limited operating funds ($6,075  as  of  June  30,
2007), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending June 30, 2007 were $550,182, as compared to $175,005 for the same period in 2006. Our operating expenses for the six-month period ending June 30, 2007 were $1,679,049, as compared to $377,532 for the same period in 2006. Of the $1,679,049 in expenses during the six months ended June 30, 2007, $1,563,363 was stock-based expenses and depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond September 2007. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Recent Accounting Pronouncements

      Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective approach, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of June 31, 2007, and for the three months ended June 31, 2007 reflect the effect of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the three months ended June 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $1,048,775 and $170,000 for the three months ended June 31, 2007 and 2006, respectively.

      In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

      In June 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

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

      In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

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

      In 2006, the Company was sued by a former consultant for fees allegedly owed and repayment of funds purported lent to the Company. The Company and the consultant have agreed to a settlement of this dispute.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
--------------  -----------

31.1		Certification   of  Principal  Executive  Officer  and
		Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1		Certification   of  Principal  Executive  Officer  and
		Principal Financial  Officer  pursuant  to  18  U.S.C.
		Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 20, 2007

FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
---------------------
Name: Robert Genesi
Title: President and Acting Chief Financial Officer
Principal Financial Officer