Form 10QSB
period 2007-09-30
FRONTIER ENERGY CORP.
filed 2007-11-19
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,956,464 as of November 11, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheet                                                  3

   Statements of Operations                                       4

   Statement of Stockholders' Deficit                             5

   Statements of Cash Flows                                       7

Notes to Financial Statements                                   8-9



                                       FRONTIER ENERGY CORP.
                                    CONSOLIDATED BALANCE SHEET

                                                                            September 30,
                                                                                 2007
                                                                             (Unaudited)
									    ------------
                               ASSETS

Current assets
   Cash                                                                     $        167
   Receivables, net of allowance for doubtful accounts of $76,696                      -
   Officer receivable                                                              7,812
									    ------------
       Total current assets                                                        7,979
									    ------------
   Fixed assets, net of $164 accumulated depreciation                                930
   Mineral leases                                                                 10,905
									    ------------
Total assets                                                                $     19,814
									    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                                 $    311,729
   Loans payable                                                                 184,322
									    ------------
       Total current liabilities						 496,051
									    ------------
                                                                                 496,051
       Total liabilities

Commitments and contingencies                                                          -

Stockholders' deficit

   Series A preferred stock, $0.001 par value; 1 share
       authorized, issued and outstanding                                              -
   Series B preferred stock, $0.001 par value; 10,000,000
       authorized; and 40,000 and no shares issued or outstanding                     40
   Common stock, $0.001 par value; 100,000,000 shares
       authorized, 25,956,464 shares issued and outstanding                       25,956
   Common stock subscribed                                                        38,485
   Additional paid-in capital                                                  6,475,194
   Common stock issued for future services on employment agreement              (119,000)
   Accumulated deficit                                                        (6,896,912)
									    ------------
       Total stockholders' deficit                                              (476,237)
									    ------------
Total liabilities and stockholders' deficit                                 $     19,814
									    ============

                See Accompanying Notes to Financial Statements

                             			FRONTIER ENERGY CORP.
                     			CONSOLIDATED STATEMENTS OF OPERATIONS


															  Cumulative Since
															    Reentering
                                         For the Three Months Ended              For the Nine Months Ended		  Development Stage
				   September 30, 2007 September 30, 2006  September 30, 2007 September 30, 2006		December 2004 through
                                        (Unaudited)     (Unaudited)     	(Unaudited)     (Unaudited)		 September 30, 2007
					----------	----------		-----------	----------		---------------------
Revenue 				$	 -	$	 -		$	  -	$	 -		$		    -

Operating expenses
 Officer Compensation		   	   101,250         101,250      	    303,750        446,900			      851,900
 General and administrative		   107,152          27,421     		  1,544,780         49,323			    2,849,604
 Exploration and development			 -               -     		     59,500          9,979			       69,479
 Loss on impairment of mineral claims            -		 -			  -		 -			       80,000
					----------	----------		-----------	----------		---------------------
    Total operating expenses               208,402         128,671      	  1,908,030        506,202			    3,850,983
					----------	----------		-----------	----------		---------------------
    Net operating expense 		$ (208,402)     $ (128,671)     	$(1,908,030)    $ (506,202)			   (3,850,983)
					==========	==========		===========	==========		=====================
  Interest Expense			     1,555		 -		      3,393	         -				3,393
					----------	----------		-----------	----------		---------------------
    Net loss				  (209,957)	  (128,671)		 (1,911,423)	  (506,202)			   (3,854,376)
					==========	==========		===========	==========		=====================
Earnings (loss) per common share -
basic and diluted:

    Net loss				$    (0.01)	$    (0.05)		$     (0.20)	$    (0.28)
					==========	==========		===========	==========
Weighted average common shares
outstanding -
    Basic and diluted			14,228,203       2,424,645        	  9,610,896      1,824,111
					==========	==========		===========	==========



                See Accompanying Notes to Financial Statements

				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)


				      Preferred A	   Preferred B	     	     Common Stock
				   -----------------	----------------	----------------------
				   Shares     Amount	Shares	   Amount	  Shares	Amount
				   ------     ------	------	   ------       ----------     -------

Balance,
December 31, 2006	           	1     $    - 	40,000     $   40 	 3,886,464     $ 3,886
				   ======     ======	======	   ======	==========     =======
Issuance of shares for
consulting services	            	- 	   - 	     - 		- 	21,970,000 	21,970

Issuance of 150,000 stock
options for services	            	- 	   - 	     - 		- 		 - 	     -

Exercise of Options	            	- 	   - 	     - 		- 	   100,000 	   100

Recognized expense
per employment agreement	        - 	   - 	     - 		- 		 - 	     -

Common stock subscribed	           	- 	   - 	     - 		- 		 - 	     -

Net loss	          		- 	   - 	     - 		- 		 - 	     -
				   ------     ------	------	   ------       ----------     -------
Balance,
September 30, 2007         		1     $    - 	40,000 	   $   40       25,956,464     $25,956
				   ======     ======	======	   ======	==========     =======




                See Accompanying Notes to Financial Statements



				     FRONTIER ENERGY CORP.
		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
					  (Unaudited)
					  (CONTINUED)
									Common Stock
									Issued for
									Future
									Services on
				Additional	     Common		Employment   Accumulated     Stockholders'
			     Paid-in Capital	Stock Subscribed	Agreement	Deficit		Defiict
			     ---------------	----------------	------------  -----------     ------------
Balance,
December 31, 2006	    $ 	   4,982,210 	$         26,000 	$   (386,750) $(4,985,489)    $   (360,103)
			     ===============	================	============  ===========     ============
Issuance of shares for
consulting services 		   1,450,159 		       - 		   - 	        - 	 1,472,129

Issuance of 150,000 stock
options for services 		      27,925 		       - 		   - 	        - 	    27,925

Exercise of Options 		      14,900 		       - 		   - 	        - 	    15,000

Recognized expense
per employment agreement		   - 		       - 	     267,750 	        - 	   267,750

Common stock subscribed			   - 		  12,485 		   - 	        - 	    12,485

Net loss				   - 		       - 		   -   (1,911,423)      (1,911,423)
			     ---------------	----------------	------------  -----------     ------------
Balance,
September 30, 2007	     $	   6,475,194	$         38,485 	$   (119,000) $(6,896,912)    $   (476,237)
			     ===============	================	============  ===========     ============






                See Accompanying Notes to Financial Statements


                            FRONTIER ENERGY COPRP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



												  Cumulative Since
                                                          For the Nine Months Ended		     Reentering
							-----------------------------		  Development Stage
                                                    September 30, 2007 September 30, 2006	December 2004 through
                                                         (Unaudited)      (Unaudited)		  September 30, 2007
							------------	 ------------		---------------------

Net loss                                            	$ (1,911,423)	 $   (506,202)		$	   (3,854,376)
Adjustments to reconcile loss
 to net cash used in operating activities:
  Depreciation                                                   164                -				  164
  Stock issued as finders fee for farming agreement		   -		    -			      800,000
  Loss on impairment of mineral claims				   -		    -			       80,000
  Stock based expenses                                     1,767,804          299,650			    2,435,654
Changes in operating assets and liabilities:

  Accounts payable and accrued liabilities                    44,005           62,809			       83,359
							------------	 ------------		---------------------
  Net cash used in operating activities                      (99,450)        (143,743)			     (455,199)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets					   -		    -			       (1,094)
  Acquisition of mineral leases					   -		    -			      (10,905)

Net cash used by financing activities				   -		    -			      (11,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                        15,000                -			      245,507
Proceeds from subscriptions for common stock                  12,485                -			       38,485
Proceeds from loans                                           57,000                -			      184,527
Proceeds from borrowings from related parties                 (8,258)          14,985			       (5,517)
                                                                   -                -				    -
							------------	 ------------		---------------------
Net cash provided by financing activities                     76,227           14,985			      463,002
							------------	 ------------		---------------------
  NET CHANGE IN CASH                                         (23,223)        (128,758)			       (4,196)

  CASH AT BEGINNING OF YEAR                                   23,390              244				4,363
							------------	 ------------		---------------------
  CASH AT END OF YEAR                       		$        167	 $   (128,514)				  167
							============	 ============		=====================
  Interest Paid                                   	$          -     $          -				    -
							============	 ============		=====================
  Income Taxes Paid                               	$          -  	 $          -				    -
							============	 ============		=====================
Non-cash activites:
  Shares issued pursuant to farm-in agreement     	$          -   	 $    800,000			      800,000
							============	 ============		=====================
  Shares issued in settlement of accounts payable 	$          -     $     47,216			       47,216
							============	 ============		=====================
  Shares issued for mineral claims                	$          -   	 $     80,000			       80,000
							============	 ============		=====================

See Accompanying Notes to Financial Statements

                             FRONTIER ENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Frontier Energy Corp, (the "Company").

   The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The  interim  financial  information  is  unaudited.   In  the  opinion   of
   management,  all  adjustments  necessary  to  present  fairly  the financial position as of September 30, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   Re-entering Exploration Stage - As described in the Form 10-KSB, the Company distributed the assets and liabilities of the operating segment of the Company on November 26, 2003. Subsequent to that date, the Company changed from a computer services company to an exploration company pursuing interests in the oil and gas industry. The Company has devoted most of its efforts to establish the new business with raising capital and acquiring mineral leases.

   Going concern - The Company incurred a net loss of approximately $210,000 and $129,000 for the three months ended September 30, 2007 and 2006 and $1,911,000 and $506,000 for the nine months ended September 30, 2007 and 2006, and $3,854,000 from November 26, 2003 re-entry into exploration stage. The Company's liabilities exceed its assets by approximately $476,000 as of September 30, 2007, not counting prepaid salaries for stock issued under officer employment agreements. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

4. RELATED PARTY TRANSACTIONS-

   Due to Related Parties - An officer of the Company withdrew $5,466 in funds for personal expenses. The balance at September 30, 2007 was a receivable of $7,812.

5.  STOCKHOLDERS' EQUITY

   Common Stock -
   During 2007, consultants to the Company were issued 21,970,000 shares of common stock at par value. Consulting expense of $1,472,129 was recorded for the issuance of the shares. The shares issued were valued based on a price per share of that reflected the weighted-average closing price of the Company during a five day period prior to the date of the consulting agreements effective dates.

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

6.  NOTES PAYABLE

   On February 1, 2007, the Company executed a note payable for $50,000 with simple interest at 12% per annum. Monies were received on March 1, 2007 for $46,200 on the note payable. In August 2007, an additional net $800 was advanced on the loan resulting in a new balance of $47,000. The note is due and payable with interest on September 30, 2008.

   On August 15, 2007, the Company executed a note payable for $10,000 with simple interest at 10% due and payable on February 15, 2007.

   Accrued interest as of September 30, 2007 was $3,393.

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

IN GENERAL

      Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects in 2006 and acquired a working interest in another prospect during the second quarter of 2007. We have been unable to fund the exploitation of this prospect, but are seeking to partner with another party. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended September 30, 2007, the Company had no revenues from operations or other sources.

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

Liquidity and Capital Resources

      The Company did not generate any revenue in the quarter ended September 30, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

      We currently have very limited operating funds ($167  as of September 30,
2007), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending September 30, 2007 were $208,402, as compared to $128,671 for the same period in 2006. Our operating expenses for the nine-month period ending September 30, 2007 were $1,908,030, as compared to $506,202 for the same period in 2006. Of the $1,908,030 in expenses during the nine months ended September 30, 2007, $11,767,971 was stock-based expenses and depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond December 2007. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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


Date: November 19, 2007

FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
---------------------
Name: Robert Genesi
Title: President and Acting Chief Financial Officer
Principal Financial Officer