Form 10KSB/A
period 2006-12-31
FRONTIER ENERGY CORP.
filed 2008-04-03
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ________________________

                                 FORM 10-KSB/A
                          __________________________


    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                  For the Fiscal Year Ended DECEMBER 31, 2006

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to ___________

                      Commission file number:  033-05384

                             FRONTIER ENERGY CORP.
	    ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                    NEVADA                             87-0443026
	-------------------------------		-----------------------
	(State or other Jurisdiction of		(IRS Employer I.D. No.)
	Incorporation or Organization)


                              2413 MOROCCO AVENUE
                        NORTH LAS VEGAS, NEVADA  89031
                                (800) 914-1405
	 -------------------------------------------------------------
         (Address and telephone number of principal executive offices)


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

Revenues for the fiscal year ending December 31, 2006 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2006 $637,293.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2006 is 3,886,464.

Transitional Small Business Issuer Format:    Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       YES                  NO
_______________________________________________________________________________



                             FRONTIER ENERGY CORP.

                                  FORM 10-KSB


                               TABLE OF CONTENTS

                                                                           Page

PART I........................................................................2

         Item 1.    Description of Business...................................2
         Item 2.    Description of Property...................................10
         Item 3.    Legal Proceedings.........................................10
         Item 4.    Submissions of Matters to a Vote of Security Holders......10

PART II.......................................................................11

         Item 5.    Market for Registrant's Common Stock and Related
                    Stockholder Matters.......................................11
         Item 6.    Management's Discussion and Analysis or Plan of Operation 13
         Item 7.    Financial Statements......................................16
         Item 8.    Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosures.................................30
         Item 8a.   Controls and Procedures...................................30

PART III......................................................................31
         Item 9.    Directors and Executive Officers of the Registrant........31
         Item 10.   Executive Compensation....................................32
         Item 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters ...............33
         Item 12.   Certain Relationships and Related Transactions............34
         Item 13.   Exhibits, Lists and Reports on Form 8-K...................35
         Item 14.   Principal Accountant Fees and Services....................36



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

PART I

ITEM 1.DESCRIPTION OF BUSINESS

OVERVIEW

       Frontier Energy Corp. is an oil and natural gas exploration company that has recently purchased leases on oil and gas properties in the United States. We intend to develop these properties in a timely manner as our limited capital resources will allow.

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

PAST ACTIVITIES OF OUR COMPANY

       Re-entering Exploration Stage - As described below, the Company distributed the assets and liabilities of the operating segment of the Company on November 26, 2003. Subsequent to that date, the Company changed from a computer services company to an exploration company pursuing interests in the oil and gas industry. The Company has devoted most of its efforts ito establish the new business with raising capital and acquiring mineral leases.

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

EMPLOYEES

       As of October 25, 2007, we had 1 employee, including our Chief Executive Officer, Chief Operating Officer and Chief Exploration Officer. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

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

       We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require approximately $1,000,000 to fund our continued operations for the fiscal year 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

       We have no history of revenues from oil and gas operations and have no significant tangible assets. We own mineral leases valued at $10,905. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

       The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

          - that a broker or dealer approve a person's account for transactions in penny stocks; and
          - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

       In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

          - obtain   financial   information  and  investment  experience
             objectives of the person; and
          - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

       The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

          - sets forth the basis on which the broker or dealer made the suitability determination; and
          - that  the  broker  or  dealer  received   a  signed,  written
             agreement from the investor prior to the transaction.

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

ITEM 2.DESCRIPTION OF PROPERTY

       We do not own or lease any real property. An office is maintained for the Company at the present time at 2413 Morocco Avenue, North Las Vegas, Nevada 89031. This office is provided as an accommodation to the Company by the president of the Company.

OIL AND GAS PROPERTIES

       The following is a brief description of the oil and gas properties in which Frontier held an interest as of December 31, 2006

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

ITEM 3.LEGAL PROCEEDINGS

       We are not a party to any pending legal proceeding or litigation, except as described in the following paragraph. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

       In 2006, the company was sued by a former consultant

ITEM 4.SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

 2005                High ($)    Low ($)
 ----		   ----------  ----------
 Fourth Quarter    $     1.75  $     0.35
 Third Quarter (1) $     8.00  $     0.04
 Second Quarter(1) $    80.00  $     6.00
 First Quarter (1) $    32.00  $    10.00

 2006
 ----
 Fourth Quarter    $     1.50  $     1.02
 Third Quarter     $     1.30  $     0.55
 Second Quarter    $     1.10  $     0.51
 First Quarter     $     0.65  $     0.15

_____________________

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

       On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued
246,461 (9,858,434 pre-split) shares of common stock valued at $80,000 or $4,000 per claim. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended.



EQUITY COMPENSATION PLAN INFORMATION

In 2006, the Company issued 600,000 shares in the exercise of stock options.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006. The underlying compensation plan has been previously approved by a vote of the shareholders.

		                   	      NUMBER OF SECURITIES                                      NUMBER OF SECURITIES
                                                TO BE ISSUED UPON            WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                                   EXERCISE OF              EXERCISE PRICE OF           FUTURE ISSUANCE UNDER
                                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS, WARRANTS      EQUITY COMPENSATION
       PLAN CATEGORY                           WARRANTS AND RIGHTS              AND RIGHTS                      PLANS
----------------------------		      --------------------    -----------------------------    -----------------------
Equity compensation plans 		                -                           -                         3,730,000
approved by shareholders
Equity compensation plans              			-                           -                             -
not approved by shareholders
					      --------------------    -----------------------------    -----------------------
Total:                                                  -                           -                         3,730,000
					      ====================    =============================    =======================

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


       Full Cost Method. We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

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

ITEM 7.      FINANCIAL STATEMENTS

       The financial statements required to be filed hereunder are set forth on pages F-1 through F-13 and are incorporated herein by this reference.













                               TABLE OF CONTENTS

                                                               Page No.

Report of Independent Registered Public Accounting Firm           1

Consolidated Financial Statements

   Consolidated Balance Sheet                                     2

   Consolidated Statements of Operations                          3

   Consolidated Statement of Stockholders' Deficit                4

   Consolidated Statements of Cash Flows                          5

Notes to Consolidated Financial Statements                     6-13

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Board of Directors
Frontier Energy Corp.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Frontier Energy Corp. (an Exploration Stage Enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Energy Corp., (an Exploration Stage Enterprise) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Associates
De Joya Griffith & Associates
Henderson, Nevada
April 16, 2007






				FRONTIER ENERGY CORP.
			 (AN EXPLORATION STAGE ENTERPRISE)
			    CONSOLIDATED BALANCE SHEETS



								 December 31,
							------------------------------
							     2006	     2005
							--------------	--------------
ASSETS

Current assets
   Cash			 				$	23,390 	$	   244
   Receivables, net of allowance for
     doubtful accounts of $76,696			 	     -   	     -
							--------------	--------------
	Total current assets		 			23,390 		   244

   Fixed assets, net 			 			 1,094 		     -
   Mineral leases			 			10,905 		     -
							--------------	--------------
Total assets				 		$	35,389 	$	   244
							==============	==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities		$      267,724  $      183,076
   Loans payable					       127,322 		59,217
   Due to related parties				 	   446 	   	   275
							--------------	--------------
	Total current liabilities		 	       395,492         242,568
							--------------	--------------
	Total liabilities				       395,492         242,568
							===============	==============
Commitments and contingencies				 	     - 	     	     -

Stockholders' deficit

   Common stock subscribed			 		26,000 	    	     -
   Series A preferred stock, $0.001 par value;
     1 share authorized, issued and outstanding		 	     - 	     	     -
   Series B preferred stock, $0.001 par value;
     10,000,000	authorized; and 40,000 and no
     shares issued or outstanding		 		    40 	    	     -
   Common stock, $0.001 par value; 100,000,000
     shares authorized, 3,886,464 shares issued
     and 829,606 outstanding		 			 3,886 	  	   829
   Additional paid-in capital			 	     4,982,210       3,830,950
   Common stock issued for future services on
     employment agreement				      (386,750)
   Accumulated deficit prior to reentering
     exploration stage					    (3,042,536)     (3,042,536)
   Accumulated deficit from inception of reentering
     development stage December 31, 2005		    (1,942,953)     (1,031,567)
							--------------	--------------
	Total stockholders' deficit			      (360,103)       (242,324)
							--------------	--------------
Total liabilities and stockholders' deficit		$       35,389	$	   244
							============== 	==============

			See Accompanying Notes to Financial Statements
						2





						FRONTIER ENERGY CORP.
					  (AN EXPLORATION STAGE ENTERPRISE)
					CONSOLIDATED STATEMENTS OF OPERATIONS







													Cumulative Since
													   Reentering
													Exploration Stage
								   For the Years Ended			  December 2003
							-----------------------------------------	     through
							December 31, 2006	December 31, 2005	December 31, 2006
							-----------------	-----------------	-----------------

Revenue							$		-   	$		-	$		-

Operating expenses
   Officer Compensation		 				  548,150 		 	-   	 	  548,150
   General and administrative		 			  353,257 		  867,953 	    	1,304,824
   Exploration and development		 			    9,979 		    9,979
   Loss on impairment of mineral claims				   80,000 	 	   80,000
							-----------------	-----------------	-----------------
	Total operating expenses	 			  911,386 		  947,953 		1,942,953
							-----------------	-----------------	-----------------

Net loss			 			$	 (911,386)	$	 (947,953)	$      (1,942,953)
							=================	=================	=================
Earnings (loss) per common share -
  basic and diluted:

   Net loss		 				$	    (0.49)	$	    (2.39)
							=================	=================
Weighted average common shares outstanding -
   Basic and diluted		 				1,875,654 		  396,906
							=================	=================


				     See Accompanying Notes to Financial Statements
							    3






						 FRONTIER ENERGY CORP.
					  (AN EXPLORATION STAGE ENTERPRISE)
					CONSOLIDATED STATEMENTS OF CASH FLOWS




													Cumulative Since
													   Reentering
													Exploration Stage
								   For the Years Ended			  December 2003
							-----------------------------------------	     through
							December 31, 2006	December 31, 2005	December 31, 2006
							-----------------	-----------------	-----------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss						$	 (911,386)	$	 (947,953)	$      (1,942,953)
   Adjustments to reconcile loss
     to net cash used in operating activities:
	Stock issued as finders fee for
	   farming agreement			 		  			  800,000 		  800,000
	Loss on impairment of mineral claims			 			   80,000		   80,000
	Stock based expenses	 				  581,600 		   20,000 		  667,850
   Changes in operating assets and liabilities:
	Receivables					 		- 		 	- 		 	-
	Prepaid expenses				 		- 		 	- 		 	-
	Accounts payable and accrued liabilities	 	   84,648 		   20,556 		   39,354
							-----------------	-----------------	-----------------
   Net cash used in operating activities			 (245,138)		  (27,397)		 (355,749)

CASH FLOW INVESTING ACTIVITIES
   Purchase of fixed assets			 		   (1,094)		 	- 		   (1,094)
   Acquisition of mineral leases			 	  (10,905)		 	- 		  (10,905)
							-----------------	-----------------	-----------------
	Net cash used in financing activities 			  (11,999)		 	- 		  (11,999)
							-----------------	-----------------	-----------------
CASH FLOW FINANCING ACTIVITIES
   Proceeds from issuance of common stock			  185,507 		 	- 		  230,507
   Proceeds from subscriptions for common stock			   26,000 		 	- 		   26,000
   Proceeds from borrowings from notes payable			   68,105 		   26,422 		  127,527
   Proceeds from borrowings from related parties		      671 		       70 		    2,741
				 					- 		 	- 		 	-
							-----------------	-----------------	-----------------
   Net cash provided by financing activities			  280,283 		   26,492 		  386,775
							-----------------	-----------------	-----------------
NET CHANGE IN CASH				 		   23,146 		     (905)		   19,027

CASH AT BEGINNING OF YEAR				 	      244 		    1,149 		    4,363
							-----------------	-----------------	-----------------
CASH AT END OF YEAR				 	$	   23,390 	$	      244	$	   23,390
							=================	=================	=================
SUPPLEMENTAL INFORMATION
   Interest Paid		 			$		- 	$		- 	$		-
							=================	=================	=================
   Income Taxes Paid					$		- 	$		- 	$		-
							=================	=================	=================
Non-cash activities:
   Shares issued pursuant to farm-in agreement		$		-   	$	  800,000 	$	  800,000
							=================	=================	=================
   Shares issued in settlement of accounts payable	$		-   	$	   47,216 	$	  188,096
							=================	=================	=================
   Shares issued for mineral claims		 	$		-   	$	   80,000 	$	   80,000
							=================	=================	=================
   Shares issued for settlement of lawsuit		$		-   	$		-   	$	    6,000
							=================	=================	=================
   Shares issued in settlement of debts to
     related parties		 			$		-   	$		-   	$	  462,961
							=================	=================	=================


					See Accompanying Notes to Financial Statements
							       5





							      FRONTIER ENERGY CORP.
							(AN EXPLORATION STAGE ENTERPRISE)
						  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
						   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


					     Preferred A	   Preferred B		     Common Stock
					   ---------------	----------------	----------------------		   Additional
					   Shares   Amount	Shares	  Amount	Shares		Amount		Paid-in Capital
					   ------   ------	------	  ------	--------	------		---------------

Balance, December 31, 2003			1 	 - 	     - 	       - 	   9,341 	     9 		      2,169,462

Re-pricing of stock options from
   $0.20 to $0.10 resulting in the
     issuance of an additional
   400,000 shares of common stock		- 	 - 	     - 	       - 	   1,000 	     1 		 	 39,999

Shares issued to satisfy Company
   debts to its President and a
   former officer		 		- 	 - 	     - 	       - 	   9,575 	    10 		 	456,951

Shares issued for settlement of
   lawsuit										     238 	     0 		 	  5,000

Shares issued for compensation of
   stock price decrease									     500 	     1 		 	    (20)

Reversal of shares issued in error							    (500)	    (1)			     20

Shares issued for private placement
   memorandum										  10,500 	    11 		 	 31,490

Shares issued for private placement
   memorandum										   8,750 	     9 		 	 26,241

Shares issued for private placement
   memorandum										   4,500 	     5 		 	 13,496

Shares issued to satisfy payables to
   third parties									   2,406 	     2 		 	141,879

Net loss			 		- 	 - 	     - 	       - 	       - 	     - 			      -
					   ------   ------	------	  ------	--------	------		---------------
Balance, December 31, 2004			1 	 - 	     - 	       - 	  46,310 	    46 		      2,884,517
					   ======   ======	======	  ======	========	======		===============
Issuance of shares in exchange for
   mineral claims									 246,461	   246 		 	 79,754

Issuance of 16,250 stock options

   for settlement of payable													 47,216

Exercise of stock options								  16,250 	    16 		 	    (16)

Rounding for reverse split								     585

Issuance of shares for
   consulting services									  20,000 	    20 		 	 19,980

Issuance of shares for finder's fee

   related to the Bindloss Agreement							 500,000 	   500 		 	799,500

Net loss			 		- 	 - 	     - 	       - 	       - 	     - 			      -
					   ------   ------	------	  ------	--------	------		---------------
Balance, December 31, 2005			1   $	 - 	     - 	  $    - 	 829,606 	$  829 		$     3,830,950

Exercise of stock options for loan		- 	 - 	     - 	       - 	 500,000 	   500 		 	      -

Exercise of stock options for cash		- 	 - 	     - 	       - 	 434,000 	   434 		 	      -

Issuance of shares per employment
   agreements	 				- 	 - 	     - 	       - 	 700,000 	   700 		 	713,300

Compensation paid with 254,167
   shares of common stock		 	- 	 - 	     - 	       - 	 108,000 	   108 		 	110,392

Issuance of shares for
   consulting services			 	- 	 - 	     - 	       - 	 375,000 	   375 			103,075

Issuance of shares to Director
   containing 1,000 votes per share	 	- 	 - 	40,000 	      40 	       - 	     - 		 	 40,360

Issuance of Reg S Shares			- 	 - 	     - 	       - 	 939,858 	   940 		 	184,133

Common stock subscribed

Net loss			 		- 	 - 	     - 	       - 	       - 	     -	 		      -
					   ------   ------	------	  ------       ---------	------		---------------
Balance, December 31, 2006			1   $    - 	40,000 	  $   40       3,886,464 	$3,886 		$     4,982,210
					   ======   ======	======	  ======       =========	======		===============


						See Accompanying Notes to Financial Statements
								       4







							      FRONTIER ENERGY CORP.
							(AN EXPLORATION STAGE ENTERPRISE)
						  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
						   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
								   (CONTINUED)



														 Accumlated
												Accumulated	   Deficit
									  Common Stock		 Deficit	    After
									Issued for Future	 Prior to	 Reentering
									   Services on 		Reentering	 Exploration		    Total
						     Common		    Employment		Exploration	  Stage on		Stockholders'
						Stock Subscribed	    Agreement		   Stage	Dec. 31, 2003		   Defiict
						----------------	-----------------	-----------	-------------		------------

Balance, December 31, 2003						       			 (3,042,536)		    -  		    (873,065)

Re-pricing of stock options from
   $0.20 to $0.10 resulting in the
   issuance of an additional
   400,000 shares of common stock						 			  - 		    - 		      40,000

Shares issued to satisfy Company
   debts to its President and a
   former officer						 				 	  - 	 	    - 		     456,961

Shares issued for settlement of lawsuit											 		       5,000

Shares issued for compensation of
   stock price decrease										 						 (20)

Reversal of shares issued in error											 			  20

Shares issued for private placement
   memorandum										 						      31,500

Shares issued for private placement
   memorandum										 						      26,250

Shares issued for private placement
   memorandum										 						      13,500

Shares issued to satisfy payables to
   third parties															     141,881

Net loss			 			       - 		 	- 		  - 	      (83,614)		     (83,614)
						----------------	-----------------	-----------	-------------		------------
Balance, December 31, 2004			 	       - 		 	- 	 (3,042,536)	      (83,614)		    (241,587)
						================	=================	===========	=============		============
Issuance of shares in exchange for
   mineral claims		 			       - 		 	- 						      80,000

Issuance of 16,250 stock options
   for settlement of payable		 		       - 		 	- 						      47,216

Exercise of stock options			 	       -	 		- 						 	   -

Rounding for reverse split			 	       - 		 	-

Issuance of shares for
   consulting services					       - 		 	- 						      20,000

Issuance of shares for finder's fee
   related to the Bindloss Agreement		 	       - 		 	- 						     800,000

Net loss			 			       - 		 	- 		  - 	     (947,953)		    (947,953)
						----------------	-----------------	-----------	-------------		------------
Balance, December 31, 2005			$	       - 	$		- 	$(3,042,536)	$  (1,031,567)		$   (242,324)
						================	=================	===========	=============		============
Exercise of stock options for loan			       - 		 	- 						 	 500

Exercise of stock options for cash			       - 		 	- 						 	 434

Issuance of shares per employment
   agreements	 					       - 		 (386,750)						     327,250

Compensation paid with 254,167
   shares of common stock		 		       - 		 	- 						     110,500

Issuance of shares for
   consulting services			 		       - 		 	- 						     103,450

Issuance of shares to Director
   containing 1,000 votes per share	 		       - 		 	- 						      40,400

Issuance of Reg S Shares			 	       - 		 	- 						     185,073

Common stock subscribed			 		  26,000 								 	      26,000

Net loss			 			       - 		 	- 		  - 	     (911,386)		    (911,386)
						----------------	-----------------	-----------	-------------		------------
Balance, December 31, 2006			$	  26,000 	$	 (386,750)	$(3,042,536)	$  (1,942,953)		$   (360,103)
						================	=================	===========	=============		============



						See Accompanying Notes to Financial Statements
								       5


                             FRONTIER ENERGY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006




NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Re-entering Exploration Stage - As described below, the Company distributed the assets and liabilities of the operating segment of the Company on November 26, 2003. Subsequent to that date, the Company changed from a computer services company to an exploration company pursuing interests in the oil and gas industry. The Company has devoted most of its efforts ito establish the new business with raising capital and acquiring mineral leases.

Organization History - Frontier Energy Corp., (the "Company") was originally incorporated on April 14, 1998 according to the laws of Colorado. The
Company was reincorporated according to the laws of Delaware on February 17, 2000. On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation ("GT Data"). On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and
355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 384,420 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of
GT Data  agreed  to  surrender  358,297   shares   of  common  stock  prior  to
the consummation of the Merger. Prior to the merger, the WINS had insignificant business activity. The accounting for the acquisition is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of GT Data.

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

                             FRONTIER ENERGY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2006 and 2005 the significant components of the Company's deferred tax assets are approximately as follows:

                                             2006           2005
					 -----------	-----------
Net operating loss                       $(5,001,000)	$(4,090,000)
Stock based compensation                   2,573,000   	  1,992,000
					 -----------	-----------
                                         $ 2,428,000  	$ 2,098,000
					 ===========	===========
Deferred tax asset at 35%                $   850,000   	$   734,000
Valuation allowance for deferred
	tax assets			    (850,000) 	   (734,000)
					 -----------	-----------
       Net deferred tax assets           $        -- 	$        --
					 ===========	===========


NOTE  5  -  STOCKHOLDERS'  EQUITY

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

On April 5, 2006, the Registrant's Board of Directors terminated the employment contracts of Jeffery Cocks as the Registrant's Chief Operating Officer and Kevin Tattersall as the Registrant's Chief Exploration Officer. The Registrant has not appointed successors to either position. The Registrant terminated these contracts as part of a re-evaluation of the Registrant's entire management team and overhead expenses and should not be construed as a negative judgment on Messrs. Cocks and Tattersall. Pursuant to the agreement, termination of employment without cause obligates the Company to pay two months of the officers' salaries, totaling $8,000 to each officer. Two certificates for 1,300,000 shares were returned to the transfer agent and cancelled. New certificates for the vested shares were issued by the Company upon cancellation of the original certificates. Each officer received new certificates of 54,000 vested shares valued at $55,250

The share certificate for 700,000 shares issued to the remaining officer of the Company is being held by the Company. . The shares for the officer are considered contingently issuable shares, and thus are included in EPS only as they are vested over the two year vesting period. The unvested shares are reported as "Common stock issued for future services on employment agreement" as a contra equity account on the balance sheet.

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

Stock Options - In February 2000, the Company's Board of Directors and majority shareholders approved and adopted the Frontier Energy Corp., fka GT Data Corporation 2000 Stock Option Plan ("the 2000 plan"). As amended, a total of 333,333 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

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

The   following is a status of the stock options outstanding  at  December  31,
2006 and 2005 and  the  changes  during  the  two  years  then  ended:


                                           Year Ended December  31,
				    --------------------------------------
                                   	  2006			2005
				    -----------------	  ----------------
                                        Weighted	      Weighted
                                         Average	       Average
                                    Options    Price      Options   Price
				    -------    ------	  -------   ------

Outstanding, beginning of year       65,000    $ 4.00      65,000   $ 4.00
    Granted                         934,000	0.001	       --	--
    Exercised                      (934,000)	0.001	       --	--
    Cancelled/Forfeited                  --        --          --       --
				    -------    ------	  -------   ------
Outstanding, end of year             65,000    $ 4.00      65,000   $ 4.00
				    =======    ======	  =======   ======
Exercisable, end of year             65,000    $ 4.00      65,000   $ 4.00
				    =======    ======	  =======   ======
Weighted average fair
    value of options granted                   $ 1.50               $ 1.50
                                               ======		    ======

65,000 of the outstanding options at December 31, 2005 have exercise prices $4.00 per share average remaining contractual life of 5 years. All 65,000 of these options were exercisable during 2005 and 2006.

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

During 2006, the company granted options to the Officer of the Company and for consulting services and for repayment of a loan. These options were exercised at the grant date.

Warrants   -   From   time to time, the Company  issues  warrants  pursuant  to
various consulting agreements.   There  were  no warrants granted during fiscal
years ended 2006 and 2005.

The   following  represents a summary of warrants  outstanding  for  the  years ended December  31,  2006  and  2005:

                                            Year Ended December  31,
				    --------------------------------------
                                   	  2006			2005
				    -----------------	  ----------------
                                        Weighted	      Weighted
                                         Average	       Average
                                    Warrants   Price      Warrants   Price
				    --------   ------	  --------   ------
Outstanding, beginning of year         2,000   $50.00        2,000   $50.00
   Granted                                 -        -            -        -
   Exercised                               -        -            -        -
   Cancelled/Forfeited                     -        -            -        -
				    --------   ------	  --------   ------
Outstanding, end of year               2,000   $50.00        2,000   $50.00
				    ========   ======	  ========   ======
Exercisable, end of year               2,000   $50.00        2,000   $50.00
				    ========   ======	  ========   ======

All   of   the warrants outstanding at December 31, 2006 have an exercise price of $50.00 per share and a weighted average remaining contractual life of 0.5 years. All of the warrants are exercisable at December 31, 2006.

ITEM 8.CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
             FINANCIAL DISCLOSURES

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

ITEM 8A.     CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective and that the information relating to Frontier Energy, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

       (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8A.     OTHER INFORMATION

       None.

PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The names of our executive officers and directors, their ages as of April 15, 2007, and the positions currently held by each are as follows:


NAME                AGE	POSITION
----		    ---	--------
Robert Genesi	    69 	President, Chief Executive Officer, Principal Financial
                        Officer and Director
Don Huang              	Director


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

       [INSERT BIO FOR DON]


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

                    SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION
			      ---------------------------------
                                       		OTHER ANNUAL
NAME AND POSITION    	YEAR  SALARY($)		COMPENSATION ($)
-----------------	----  --------		---------------
Robert Genesi, CEO(1)	2005  $      -       	$             -
                     	2004         -                        -
                     	2003  $105,000          $ 	 12,000

______________
(1)Includes housing and car allowance.

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

       We currently do not have any employee stock option or other incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table presents information known to us, as of March 15, 2007, relating to the beneficial ownership of common stock by:

          * each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
          *  each of our named executive officers and directors; and
          *  our directors and executive officers as a group.

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

                          NUMBER OF			PERCENTAGE
                          SHARES OF COMMON 		OF SHARES
NAME OF 		  STOCK BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	  OWNED				OWNED
----------------	  ------------------		------------

Robert Genesi (1)              	     700,000                   21.0%

All directors and officers 	   2,500,000                   75.0%
   (3 persons)

___________
(1) The address of each of our officers listed in the table is in care of Frontier Energy Corp., 2413 Morocco Avenue, North Las Vegas, Nevada 89031

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Our President and another former officer of the Company accepted 383,000 shares in lieu of outstanding debt totaling $456,961 during 2004.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

EXHIBITS AND FINANCIAL STATEMENTS.

(A)    Financial Statements and Schedules

       See "Index to Financial Statements"

(B)    Exhibits


EXHIBIT
NUMBER		DESCRIPTION
-------		-----------
 10.7           Employment Agreement dated February 17, 2006 between Company and
		Robert Genesi.*

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

 32.1 Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
*     Filed Herewith

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



                     		FISCAL 2006               FISCAL 2005
				-----------		  -----------
Audit Fees(1)        		$    15,000			    0
Audit-Related Fees(2)			  -                         -
Tax Fees(3)          			  -                         -
				-----------		  -----------
Subtotal             		$    15,000			    0

All other Fees(4)    		        -0-                       -0-

Total                		$    15,000			    0
				===========		  ===========

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



                                        FRONTIER ENERGY CORP.

Dated:  April 2, 2008

                                        By:   /S/  Robert Genesi
					------------------------
                                        Name: Robert Genesi
                                        Title:President, CEO, Principal
                                        Financial Officer
                                        and Director