Form 10KSB
period 2007-12-31
FRONTIER ENERGY CORP.
filed 2008-04-15
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31,2007

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


Securities registered under section 12(b) of the Exchange Act:

                                     None

Securities registered under section 12(b) of the Exchange Act:

                                 Common Stock
                               (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ ]    No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act

                                                             Yes [ ]  No [X]

Revenues for the fiscal year ending December 31, 2007 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 1, 2008 $1,155,000.

The number of shares of the issuer's Common Stock outstanding as of April 1, 2008 is 53,300,484

Transitional Small Business Issuer Format:    Yes  [ ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       YES  [ ]                NO [X]
_______________________________________________________________________________

                             FRONTIER ENERGY CORP.

                                  FORM 10-KSB


                               TABLE OF CONTENTS

                                                                           Page



       Item 1. Description of Business........................................2
       Item 2. Description of Property........................................9
       Item 3. Legal Proceedings.............................................10
       Item 4. Submissions of Matters to a Vote of Security Holders..........10

PART II......................................................................11

       Item 5. Market for Registrant's Common Stock and Related
               Stockholder Matters.......................................... 11
       Item 6. Management's Discussion and Analysis or Plan of Operation.....13
       Item 7. Financial Statements..........................................16
       Item 8. Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosures..........................30
       Item 8a.Controls and Procedures.......................................30

PART III.....................................................................31

       Item 9. Directors and Executive Officers of the Registrant............31
       Item 10.Executive Compensation........................................32
       Item 11.Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters....................33
       Item 12.Certain Relationships and Related Transactions................34
       Item 13.Exhibits, Lists and Reports on Form 8-K.......................35
       Item 14.Principal Accountant Fees and Services........................36

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

PART

ITEM 1.DESCRIPTION OF BUSINESS

OVERVIEW

      Frontier Energy Corp. is an oil and natural gas exploration company that has a lease on an oil and gas property in the United States. We intend to develop this property as our limited capital resources will allow and to purchase additional oil and gas leases.

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

EMPLOYEES

      As of March 15, 2008, we had 1 employee, our Chief Executive Officer. Our employee is not covered by a collective bargaining agreement and our management considers relations with our employee to be good.

                                 RISK FACTORS

RISKS SPECIFIC TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of approximately $2,209,576 and $911,386 for the years ended December 31, 2007 and 2006, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require approximately $1,000,000 to fund our continued operations for the fiscal year 2008. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated April 14, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and loans from certain stockholders. Our continued net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

      We have no history of revenues from oil and gas operations and have no significant tangible assets. We own a mineral lease with a carrying valued of $9,814. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.


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

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

       The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

      Oil and gas operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         - that a broker or dealer approve a person's account for transactions in penny stocks; and
         - the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

OIL AND GAS PROPERTIES

      The following is a brief description of the oil and gas properties in which Frontier held an interest as of December 31, 2007. In 2006, the Company purchased at auctions the oil and gas rights on one 640 acre section from the United States Bureau of Land Management. The property is located in the state of New Mexico.

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


ITEM 4.SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the "Pink sheets" electronic over-the-counter quotation system under the symbol "FRGY".

      For the periods indicated, the following table sets forth the high and low per share closing prices for our common stock. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

2006          	HIGH 	LOW

First Quarter 	1.50	1.02
Second Quarter	1.30	0.55
Third Quarter 	1.10	0.51
Fourth Quarter	0.65	0.15

2007

First Quarter 	0.60	0.14
Second Quarter	0.18	0.02
Third Quarter 	0.03	0.004
Fourth Quarter	0.02	0.002



HOLDERS

      As of April 14, 2008, we had approximately 704 holders of our common stock. The number of record holders includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020.

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

      RECENT SALES OF UNREGISTERED SECURITIES

      In 2007, the Company did not issue any shares to investors.

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

      We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond 2008. We have been dependent on loans from certain stockholders to continue operations. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

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

      Full Cost Method. We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be amortized. During the year ended December 31, 2007, amortization was $1,095.

      The capitalized costs included in the full cost pool are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at December 31, 2007, none of our unproved oil and gas properties were considered impaired.

      Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $2,620,000 net operating loss carryforward for federal income tax purposes as of December 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of certain capital transactions, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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



ITEM 7.     FINANCIAL STATEMENTS



                               TABLE OF CONTENTS

                                                               Page No.

Report of Independent Registered Public Accounting Firm         F-1

Consolidated Financial Statements

   Consolidated Balance Sheets                                  F-2

   Consolidated Statements of Operations                        F-3

   Consolidated Statement of Stockholders' Deficit        F-4 - F-5

   Consolidated Statements of Cash Flows                        F-6

Notes to Consolidated Financial Statements                F-7 - F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Frontier Energy Corp.
Las Vegas, Nevada

      We have audited the accompanying consolidated balance sheets of Frontier Energy Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Energy Corp., as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ De Joya Griffith & Associates
---------------------------------
De Joya Griffith & Associates
Henderson, Nevada
April 14, 2008

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
									     --------------------------
                                                                                2007            2006
									     -----------    -----------
          ASSETS

Current assets
   Cash                                                                      $       131    $    23,390
   Receivables, net of allowance for doubtful accounts of $76,696                      -              -
									     -----------    -----------
      Total current assets                                                           131         23,390
									     -----------    -----------
   Fixed assets, net of $219 accumulated depreciation                                875          1,094
   Mineral leases, net of $1,091 accumulated amortization                          9,814         10,905
									     -----------    -----------
Total assets                                                                 $    10,820    $    35,389
									     ===========    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                                  $   332,458     $  267,724
   Loans payable                                                                 192,322        127,322
   Due to related parties                                                              -            446
									     -----------    -----------
      Total current liabilities                                                  524,780        395,492
									     -----------    -----------
      Total liabilities                                                          524,780        395,492


Stockholders' deficit

   Series A preferred stock, $0.001 par value; 1 share
      authorized, issued and outstanding                                               -              -
   Series B preferred stock, $0.001 par value; 10,000,000
      authorized; and 80,000 and 40,000 shares issued or outstanding                  80             40
   Common stock, $0.001 par value; 100,000,000 shares
      authorized, 41,256,464 and 3,886,464 shares issued and outstanding          41,256          3,886
   Additional paid-in capital                                                  6,631,034      4,982,210
   Common stock subscribed                                                        38,485         26,000
   Common stock issued for future services on employment agreement               (29,750)      (386,750)
   Accumulated deficit prior to reentering exploration stage                  (3,042,536)    (3,042,536)
   Accumulated deficit after reentering exploration stage                     (4,152,529)    (1,942,953)
									     -----------    -----------
      Total stockholders' deficit                                               (513,960)      (360,103)
									     -----------    -----------
Total liabilities and stockholders' deficit                                  $    10,820    $    35,389
									     ===========    ===========

                See Accompanying Notes to Financial Statements
                                      F-2

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Cumulative After
                                                                                        Reentering
                                                    For the Years Ended           	Exploration
                                           --------------------------------------       Stage through
                                           December 31, 2007	December 31, 2006	December 31, 2007
					   -----------------	-----------------	-----------------

Revenue                                    $               -    $               -       $		-
Operating expenses
    Officer Compensation                             405,000              548,150                 953,150
    General and administrative                     1,740,009              353,257               3,044,833
    Exploration and development                       59,500                9,979                  69,479
    Loss on impairment of mineral claims                   -                    -                  80,000
					   -----------------	-----------------	-----------------
           Total operating expenses                2,204,509              911,386               4,147,462
					   -----------------	-----------------	-----------------
           Net operating loss                     (2,204,509)            (911,386)             (4,147,462)

Interest expense                                       5,067                    -                   5,067
					   -----------------	-----------------	-----------------
Net loss                                   $      (2,209,576)   $        (911,386)      $      (4,152,529)
					   =================	=================	=================
Earnings (loss) per common share - basic
and diluted:

    Net loss                               $	       (0.14) 	 $          (0.49)
					   =================	=================
Weighted average common shares
outstanding -
    Basic and diluted                             15,446,765            1,875,654
					   =================	=================




                See Accompanying Notes to Financial Statements
                                      F-3

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT





				     Preferred A		     Preferred B		      Common Stock
				Shares		Amt		Shares		Amt		Shares		Amt
				------		---		------		---		----------	-------
Balance,
December 31, 2003	             1 		$ - 		     - 		$ - 		     9,341 	$     9

Re-pricing of stock
options from $0.20 to
$0.10 resulting in the
issuance of an
additional 400,000
shares of common stock		     - 		  - 		     - 		  - 		     1,000 	      1

Shares issued to
satisfy Company debts
to its President and
a former officer		     - 		  - 		     - 		  - 		     9,575 	     10

Shares issued for
settlement of lawsuit									               238 	      0

Shares issued for
compensation of
stock price decrease
									                	       500 	      1

Reversal of shares
issued in error									                      (500)	     (1)

Shares issued for
private placement
memorandum									            	    10,500 	     11

Shares issued for
private placement
memorandum
									              		     8,750 	      9

Shares issued for
private placement
memorandum
									             		     4,500 	      5

Shares issued to satisfy
payables to third parties
									             		     2,406 	      2

Net loss	               	     - 		  - 		     - 		  - 		         - 	      -
				------		---		------		---		----------	-------
Balance,
December 31, 2004	             1 		  - 		     - 		  - 		    46,310 	     46

Issuance of shares
in exchange for
mineral claims											   246,461	    246

Issuance of 16,250 stock
options for settlement
of payable

Exercise of stock options									    16,250 	     16

Rounding for reverse split									       585

Issuance of shares for
consulting services									            20,000 	     20

Issuance of shares for
finder's fee related to
mineral rights  agreement									   500,000 	    500

Net loss	               	     - 		  - 		     - 		  - 		         - 	      -
				------		---		------		---		----------	-------
Balance,
December 31, 2005	             1 		  - 		     - 		  - 		   829,606 	    829

Exercise of stock
options for loan	             - 		  - 		     - 		  - 		   500,000 	    500

Exercise of stock
options for cash	             - 		  - 		     - 		  - 		   434,000 	    434


Issuance of shares
per employment
agreements	              	     - 		  - 		     - 		  - 		   700,000 	    700

Compensation paid
with 254,167 shares
of common stock			     - 		  - 		     - 		  - 		   108,000 	    108

Issuance of shares
for consulting services	             - 		  - 		     - 		  - 		   375,000 	    375

Issuance of shares to
Director containing 1,000
votes per share			     - 		  - 		40,000 		 40 		         - 	      -

Issuance of Reg S Shares	     - 		  - 		     - 		  - 		   939,858 	    940

Common stock subscribed

Net loss	               	     - 		  - 		     - 		  - 		         - 	      -
				------		---		------		---		----------	-------
Balance,
December 31, 2006	             1 		  - 		40,000 		 40 		 3,886,464 	  3,886

Issuance of shares for
consulting services	             - 		  - 		     - 		  - 		37,270,000 	 37,270

Issuance of 150,000
stock options for services	     - 		  - 		     - 		  - 		         - 	      -

Issuance of 40,000
stock options for cash	             - 		  - 		40,000 		 40 		         - 	      -

Exercise of Options	             - 		  - 		     - 		  - 		   100,000 	    100

Current period expense
related to employment agreement	     -		  -		     -		  -			 -	      -

Common stock subscribed	             - 		  - 		     - 		  - 		         - 	      -

Net loss	               	     - 		  - 		     - 		  - 		         - 	      -
				------		---		------		---		----------	-------
Balance,
December 31, 2007	             1 		$ - 		80,000 		$80 		41,256,464 	$41,256
				======		===		======		===		==========	=======




                See Accompanying Notes to Financial Statements
                                      F-4


                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
				  (CONTINUED)


									Common
									Stock		Accumulated	Accumulated
									Issued For	Deficit		Deficit
									Future		Prior to	After
					Additional	Common		Services on	Reentering	Reentering	Total
					Paid-in		Stock		Employment	Exploration	Exploration	Stockholders'
					Capital		Subscribed	Agreement	Stage		Stage		Deficit
					----------	----------	-----------	-----------	-----------	------------

Balance, December 31, 2003	        $2,169,462 	$        -	$         -	$(3,042,536)		  - 	$   (873,065)

Re-pricing of stock options
from $0.20 to $0.10 resulting
in the issuance of an additional
400,000 shares of common stock		    39,999 		 - 		  - 		  - 		  - 	      40,000

Shares issued to satisfy Company
debts to its President and a former
officer					   456,951 		 - 		  - 		  - 		  - 	     456,961

Shares issued for settlement of
lawsuit	              			     5,000 		 - 		  - 		  - 		  - 	       5,000

Shares issued for compensation of
stock price decrease			       (20)		 - 		  - 		  - 		  - 		 (20)

Reversal of shares issued in error	        20 		 - 		  - 		  - 		  - 		  20

Shares issued for private placement
memorandum	            		    31,490 		 - 		  - 		  - 		  - 	      31,500

Shares issued for private placement
memorandum				    26,241 		 - 		  - 		  - 		  - 	      26,250

Shares issued for private placement
memorandum				    13,496 		 - 		  - 		  - 		  - 	      13,500

Shares issued to satisfy payables
to third parties			   141,879 		 - 		  - 		  - 		   - 	      141,881

Net loss	                     		 - 		 - 		  - 		  - 	     (83,614)	      (83,614)
					----------	----------	-----------	-----------	 -----------	 ------------
Balance,
December 31, 2004	       		 2,884,517 		 - 		  - 	 (3,042,536)	     (83,614)	     (241,587)

Issuance of shares in exchange for
mineral claims	            		    79,754 		 - 		  - 		  - 		   - 	       80,000

Issuance of 16,250 stock options for
settlement of payable			    47,216 		 - 		  - 		  - 		   - 	       47,216

Exercise of stock options	               (16)		 - 		  - 		  - 		   - 		    -

Rounding for reverse split			  		 - 		  - 		  - 		   -

Issuance of shares for
consulting services	            	    19,980 		 - 		  - 		  - 		   - 	       20,000

Issuance of shares for finder's fee
related to mineral rights  agreement	   799,500 		 - 		  - 		  - 		   - 	      800,000

Net loss	                     		 - 		 - 		  - 		  - 	    (947,953)	     (947,953)
					----------	----------	-----------	-----------	 -----------	 ------------
Balance,
December 31, 2005			 3,830,950 		 - 		  -      (3,042,536)	 $(1,031,567)	     (242,324)

Exercise of stock options for loan	         - 		 - 		  - 		  - 		   - 		  500

Exercise of stock options for cash	         - 		 - 		  - 		  - 		   - 		  434


Issuance of shares per employment
agreements	          		   713,300 		 - 	   (386,750)		  - 		   - 	      327,250

Compensation paid with 254,167 shares
of common stock				   110,392 		 - 		  - 		  - 		   - 	      110,500

Issuance of shares for consulting
services	          		   103,075 		 - 		  - 		  - 		   - 	      103,450

Issuance of shares to Director
containing 1,000 votes per share	    40,360 		 - 		  - 		  - 		   - 	       40,400

Issuance of Reg S Shares	           184,133 		 - 		  - 		  - 		   - 	      185,073

Common stock subscribed			    		    26,000 		  - 		  - 		   - 	       26,000

Net loss	                     		- 		 - 		  - 		  - 	    (911,386)	     (911,386)
					----------	----------	-----------	-----------	 -----------	 ------------
Balance,
December 31, 2006			4,982,210 	    26,000 	   (386,750)	 (3,042,536)	  (1,942,953)	     (360,103)

Issuance of shares for
consulting services	         	1,596,039 		 - 		  - 		  - 		   - 	    1,633,309

Issuance of 150,000 stock
options for services	            	   27,925 		 - 		  - 		  - 		   - 	       27,925

Issuance of 40,000 stock
options for cash	             	    9,960 		 - 		  - 		  - 		   - 	       10,000

Exercise of Options	            	   14,900 		 - 		  - 		  - 		   - 	       15,000

Current period expense related
to employment agreement				- 		 - 	    357,000 		  - 		   - 	      357,000

Common stock subscribed	                        - 	    12,485 		  - 		  - 		   - 	       12,485

Net loss	                     		- 		 - 		  - 		  - 	  (2,209,576)	   (2,209,576)
					----------	----------	-----------	-----------	 -----------	 ------------
Balance,
December 31, 2007		        $6,631,034 	$   38,485 	$   (29,750)	$(3,042,536)	 $(4,152,529)	 $   (513,960)
				        ==========	==========	===========	===========	 ===========	 ============


                See Accompanying Notes to Financial Statements
                                      F-5

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                        		Cumulative After
                                                                                        		Reentering
                                                    		  For the Years Ended           	Exploration
                                           		--------------------------------------       	Stage through
                                           		December 31, 2007	December 31, 2006	December 31, 2007
					   		-----------------	-----------------	-----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $      (2,209,576)      $        (911,386)      $      (4,152,529)
   Adjustments to reconcile loss
      to net cash used in operating activities:
         Depreciation and amortization expense                      1,310                       -                   1,310
         Stock issued as finders fee for mineral                        -                       -                 800,000
         rights agreement
         Loss on impairment of mineral claims                           -                       -                  80,000
         Stock based expenses                                   2,018,234                 581,600               2,686,084
   Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities                  64,734                  84,648                 104,088
					   		-----------------	-----------------	-----------------
   Net cash used in operating activities                         (125,298)               (245,138)               (481,047)

CASH FLOW INVESTING ACTIVITIES
   Purchase of fixed assets                                             -                  (1,094)                 (1,094)
   Acquisition of mineral leases                                        -                 (10,905)                (10,905)
					   		-----------------	-----------------	-----------------
   Net cash used in financing activities                                -                 (11,999)                (11,999)
					   		-----------------	-----------------	-----------------
CASH FLOW FINANCING ACTIVITIES
   Proceeds from issuance of common stock                          25,000                 185,507                 255,507
   Proceeds from subscriptions for common stock                    12,485                  26,000                  38,485
   Proceeds from borrowings from notes payable                     65,000                  68,105                 192,527
   Proceeds from borrowings from related parties                     (446)                    671                   2,295
					   		-----------------	-----------------	-----------------
   Net cash provided by financing activities                      102,039                 280,283                 488,814
					   		-----------------	-----------------	-----------------
NET CHANGE IN CASH                                                (23,259)                 23,146                  (4,232)

CASH AT BEGINNING OF YEAR                                          23,390                     244                   4,363
					   		-----------------	-----------------	-----------------
CASH AT END OF YEAR                                     $             131        $         23,390       $	      131
							=================	=================	=================
SUPPLEMENTAL INFORMATION
      Interest Paid                                     $       	-        $     		-       $		-
							=================	=================	=================
      Income Taxes Paid                                 $       	-        $     		-       $		-
							=================	=================	=================
Non-cash activities:
      Shares issued pursuant to farm-in agreement       $       	-        $     		-       $	  800,000
							=================	=================	=================
      Shares issued in settlement of accounts payable   $       	-        $     		-       $	  188,096
							=================	=================	=================
      Shares issued for mineral claims                  $       	-        $     		-       $	   80,000
							=================	=================	=================
      Shares issued for settlement of lawsuit           $       	-        $     		-       $	    6,000
							=================	=================	=================
      Shares issued in settlement of debts to related   $       	-        $     		-       $	  462,961
      parties
							=================	=================	=================


                See Accompanying Notes to Financial Statements
                                      F-6





                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

NOTE  1  -  HISTORY AND ORGANIZATION

Re-entering Exploration Stage - As described below, the Company distributed the assets and liabilities of the operating segment of the Company on November 26, 2003. Subsequent to that date, the Company changed from a computer services company to an exploration company pursuing interests in the oil and gas, and precious metals industry. The Company has devoted most of its efforts to establish the new business with raising capital and acquiring mineral leases.

Organization History - Frontier Energy Corp., (the "Company") was originally incorporated on April 14, 1998, according to the laws of Colorado. The Company was reincorporated according to the laws of Delaware on February 17, 2000. On February 27, 2001, World Internetworks, Inc. ("WINS") entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with GTD Acquisition, Inc. ("Newco") and GT Data Corporation ("GT Data"). On March 20, 2001, and pursuant to a Certificate filed with the Nevada Secretary of State, the WINS effected a 1 for 2 reverse split of all the outstanding shares of its common stock, options and warrants. Immediately following the reverse split WINS had 250,000,000 shares authorized and 355,206 shares issued and outstanding. Outstanding options and warrants were 11,225 and 40,750 respectively, after the reverse split. On March 22, 2001, the Plan of Merger became effective (the "Merger"). Under the Merger, Newco merged with and into GT Data, with GT Data as the surviving subsidiary of the Company. On December 3, 2001, the Company changed its name from WINS to GT Data Corporation. Pursuant to the Plan of Merger, all of the 384,420 outstanding preferred B and common shares of GT Data were exchanged for shares of WINS 1 for 1 on a post-split basis and 37,500 shares were issued to Fairway Capital Partners, LLC, a finder, in connection with the transaction. All of the outstanding shares of Newco were converted into shares of GT Data as the surviving corporation, with WINS as the sole holder of those shares. The transaction was regarded as a reverse merger whereby GT Data was considered to be the accounting acquirer as it retained control of WINS after the Merger. Pursuant to the Plan of Merger, certain shareholders of GT Data agreed to surrender 358,297 shares of common stock prior to the consummation of the Merger. Prior to the merger, the WINS had insignificant business activity. The accounting for the acquisition is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of GT Data.

Up until November 2003, the Company was engaged in the sale, repair and support service of in-warranty and out-of- warranty computer peripheral devices for a variety of large and small brand name manufacturers through its wholly owned subsidiary, Technical Services & Logistics Inc. ("TSLi"). On November 17, 2003, the Company's Board of Directors voted unanimously to liquidate TSLi through a General Assignment benefiting the creditors of TSLi. On November 26, 2003, the Company consummated a General Assignment Agreement ("the agreement") that assign all the assets and liabilities of TSLi to the C.F. Boham Company, Inc., d.b.a. the Hamer Group, of Los Angeles, California. The assignment is essentially a liquidation of TSLi that was overseen by the Hamer Group, who acted as trustee of TSLi's affairs during the liquidation process.

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

Per the agreement, all aforementioned amounts are to be determined at the sole, but reasonable, discretion of the Hamer Group, and judgment shall include but not be limited to monthly administrative charges. The Company has accounted for this assignment of TSLi as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, the Company has reflected all activities related to TSLi operations as discontinued operations in the accompanying financial statements.

As   a  result   of   the  discontinued  operations  of  TSLi  activities,  the
Company's  sole   activity   as   of   December   31, 2007 and 2006 is pursuing
interest in the oil and gas and precious metals industry.

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

In consideration for the Agreement, the Company issued 246,461 (9,858,434 pre-split) shares of common stock valued at $80,000. As of December 31, 2005, the Company had fully impaired the $80,000 interest, see Note 2 for further discussions.

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern - The Company incurred a net loss of approximately $2,210,000 and $911,000 for the years ended December 31, 2007 and 2006, respectively. The Company's liabilities exceed its assets (net of prepaid stock compensation) by approximately $514,000 as of December 31, 2007. The Company's sole operations have been limited to pursuing interests in the oil and gas, and precious metals industry with no source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

Comprehensive income - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of
December 31, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

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

As of December 31, 2007, the Company has available net operating loss carryovers of approximately $2,620,000 that will expire in various periods through 2027. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Stock-based   compensation   -   The   Company  applied  Accounting  Principles
Board ("APB") Opinion No. 25 through December 31, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Statements of Operations during the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based employee compensation expense related to stock options was $ - and $ - for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007, and 2006, there was no share-based employee compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

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

The Company issued 2,000,000 shares for stock compensation to officers of the Company on February 17, 2006. The employment agreements vest the shares over a 24 month period beginning with the date of issue. Valuation of $2,040,000 was based upon the weighted average stock price of $1.02 for the 5 trading days preceding the issuance of the shares. However, the Company cancelled two certificates totaling 1,300,000 shares with a value totaling $1,326,000 leaving net common stock totaling 700,000 shares and value of $714,000. The compensation is being expensed on a monthly basis as the shares vest. Payroll taxes are being accrued on the vested shares. The Company has recorded the issued shares as a prepaid expense and accrued the vested shares against the prepaid monthly. As of December 31, 2007 and 2006, the Company recorded $357,000 and $327,250, respectively, as an expense related to the portion vested during those periods, with a remaining prepaid of $29,759 and $386,750, respectively. The Company also issued shares to terminated officers totaling 108,000 shares of common stock with a total value of $110,500 which was expensed in 2005.

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

NOTE 3  -  NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.


SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

SFAS 160 - In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

NOTE  4  -  MINERAL RIGHTS

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada. In consideration for the Agreement, the Company issued 246,461 (9,858,434 pre-split) shares of common stock valued at $80,000. On January 22, 2005, the registrant acquired the 100% interest in a copper, gold and platinum mineral prospect (the "Property"). The Property consists of 20 claim units in central British Columbia, Canada approximately 45 miles east of Williams Lake. The Property is located in the central Quesnel Trough and adjoins the south border of Imperial Metals', Mount Polley copper/gold mine. Due to the Company's change of business direction and decision to not renew the required annual 2006 fees for maintaining these claims, the Company has recorded an $80,000 loss on impairment of mineral claims in 2005.

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

On October 25, 2005, the Company and Angel's entered into an agreement with 1097855 Alberta, Ltd. to drill test wells on property that 1097855 Alberta, Ltd. has title interest. Development is to begin prior to July 30, 2006. Under the agreement, the Company could earn a ninety percent working interest from the undivided 100 percent working interest that 1097855 Alberta Ltd. owns, subject to a 15 percent gross overriding royalty.

On March 31, 2006, no additional exploration had been performed on the agreements and the Company agreed to cancel the agreements.

In December 2006, the Company paid $10,905 to lease 640 acres in the Rocky Mountain range for a 10 year term. The Company will amortize the costs of the lease over the lease life. Accumulated amortization at December 31, 2007 and 2006 was $1,091 and $0, respectively.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Due to Related Parties - Due to related parties at December 31, 2007 and 2006 totaling $0 and $446, respectively consist of working capital advances from the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

During 2006 the President of the company received 40,000 shares of Series B preferred stock for services. Each Series B preferred share has the voting rights of 1,000 shares of common stock. Valuation of $40,400 was based upon the weighted average stock price of $1.01 for the 5 trading days preceding the issuance of the shares.

NOTE  6  -  INCOME  TAXES

The   Company   did  not  record  any  current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2007 and 2006, the Company had a net operating loss carry forward of approximately $2,620,000 and $2,428,000 respectively for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $2,620,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2007 and 2006 the significant components of the Company's deferred tax assets are approximately as follows:

                                                    2007            2006
						-----------	-----------

      Net operating loss                   	$(7,211,000)	$(5,001,000)

               Stock based compensation    	  4,591,000   	  2,573,000
						-----------	-----------
                                          	$ 2,620,000  	$ 2,428,000
						===========	===========

      Deferred tax asset at 35%            	$   917,000     $   850,000

      Valuation allowance for deferred
	tax assets				   (917,000)	   (850,000)
						-----------	-----------
       Net deferred tax assets            	$        -- 	$        --
						===========	===========


NOTE  7  -  STOCKHOLDERS'  EQUITY

Preferred  Stock  -

The Company's articles of incorporation authorize up to 27,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2007, the Company has 1 share of Preferred A issued and outstanding.

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

On May 31, 2006, the Company issued 40,000 shares of Class B preferred stock to
the  Chairman,  Robert  Genesi  in exchange for his services.    The  preferred
shares carry voting rights of 1,000 votes per share.

During 2007, the Company issued 40,000 shares of Preferred B stock for $10,000. As of December 31, 2007 and 2006, 80,000 and 40,000 shares, respectively, of Preferred B were issued or outstanding.

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

On July 6, 2006, the Registrant commenced an offering under Regulation S (the "Offering"), solely to non-US persons located outside of the United States. Terms of the agreement were to raise up to $2,000,000 by sale of common shares at a per share purchase price equal to 40% of the previous day's last trade price, as traced on the Other the Counter Bulletin Board. The sales agent received 10% of the proceeds. Through December 31,2006, the Company sold 939,858 shares for net $185,073.

On July 28,  2006,  309,000  options  were  exercised  at  $0.001 for $309.  On
September  5,  2006,  50,000  options  were  exercised at $0.001 for  $50.   On
September 13, 2006, 75,000 options were exercised at $0.001 for $75.

During 2007, consultants to the Company were compensated with 37,270,000 shares in exchange for services. Valuation of the shares were determined by the average price per share that reflects the weighted-average closing price of the Company during a five days prior to the measurement date. The Company incurred consulting expense related to the issuance of shares of $1,633,309.

On March 15, 2007, the Company issued 150,000 options to acquire shares at $0.15 per share. On March 29, 2007, 100,000 options were exercised at $0.15 for $15,000.

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

      The following is a status of the stock options outstanding at December 31, 2007 and 2006 and the changes during the two years then ended:


                                               Years Ended December  31,
					 -------------------------------------
                                                  2007		  2006
					 -----------------   -----------------
                                              Weighted		  Weighted
                                               Average		  Average
                                          Options    Price   Options	Price
					 --------    -----   ---------  ------

Outstanding, beginning of year             65,000    $4.00      65,000  $ 4.00
    Granted                               150,000     0.15     934,000   0.001
    Exercised                            (100,000)    0.15    (934,000)  0.001
    Cancelled/Forfeited                        --      --           --      --
					 --------    -----   ---------  ------
Outstanding, end of year                  115,000    $2.33      65,000  $ 4.00
					 ========    =====   =========	======
Exercisable, end of year                  115,000    $2.33      65,000  $ 4.00
					 ========    =====   =========	======
Weighted average fair
    value of options granted                         $2.33              $ 4.00
                           			     =====		======


115,000 of the outstanding options at December 31, 2007 have an average exercise price $2.33 per share and average remaining contractual life of 3.5 years. The 115,000 and 65,000 options were exercisable during 2007 and 2006, respectively.

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

During 2007, the Company granted 150,000 options to the Officer of the Company for consulting services and for repayment of a loan. These options were exercised at grant date. The options were valued using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used were a risk free interest rate of 4.5%, expected volatility of 283%, dividend yield of 0%, and an expected life of 18 months.

Warrants - From  time to time, the Company issues  warrants pursuant to various
consulting  agreements.   There were no warrants granted  during  fiscal  years
ended 2007 and 2006.

The following represents a summary of warrants outstanding for the years ended December 31, 2007 and 2006:


                                               Years Ended December  31,
					 -------------------------------------
                                                  2007		  2006
					 -----------------   -----------------
                                              Weighted		  Weighted
                                               Average		  Average
                                         Warrants    Price   Warrants	Price
					 --------   ------   ---------  ------

Outstanding, beginning of year              2,000   $50.00       2,000  $50.00
   Granted                                      -        -           -       -
   Exercised                                    -        -           -       -
   Cancelled/Forfeited                     (2,000)   50.00           -       -
					 --------   ------   ---------  ------
Outstanding, end of year                        -   $    -       2,000  $50.00
					 ========   ======   =========  ======
Exercisable, end of year                        -   $    -       2,000  $50.00
					 ========   ======   =========  ======

All of the warrants outstanding at December 31, 2006 have an exercise price of $50.00 per share and a weighted average remaining contractual life of 0.5 years. All of the warrants are expired at December 31, 2007.

NOTE  8  -  SUBSEQUENT EVENTS

In January 2008, the Company issued a total of 6,100,000 shares to its directors in exchange for conversion of debt.

In  February 2008,  the  Company  issued  5,000,000  shares  in  exchange   for
conversion of debt and 1,000,000 shares for services rendered.

ITEM 8.CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURES

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.


Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the FINANCIAL REPORTING PROCESS. THEREFORE, IT IS POSSIBLE TO DESIGN INTO THE PROCESS CERTAIN SAFEGUARDS TO REDUCE, THOUGHT NOT ELIMINATE, THIS RISK. MANAGEMENT IS RESPONSIBLE FOR ESTABLISHING AND MAINTAINING ADEQUATE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING. TO AVOID SEGREGATION OF DUTY DUE TO MANAGEMENT ACCOUNTING SIZE, MANAGEMENT HAD ENGAGED AN OUTSIDE CPA TO ASSIST IN THE FINANCIAL REPORTING.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring
Organizations  of  the  Treadway  Commission,  known  as  COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:


* AS A PART OF OUR YEAR END REVIEW OF OUR DISCLOSURE CONTROLS AND PROCEDURES, WE DETERMINED THAT SEVERAL OF OUR PROCEDURES REQUIRE ADDITIONAL DOCUMENTATION; NO SUFFICIENT TESTING WHERE CONDUCTED AND FURTHER SEGREGATION OF DUTIES NEEDS TO BE PUT IN PLACE. IT IS OUR BELIEF THAT THOSE CONTROL PROCEDURES ARE BEING PERFORMED, HOWEVER DOCUMENTATION OF THEIR EXECUTION IS NOT AVAILABLE. WE ARE IMPLEMENTING ADDITIONAL DOCUMENTATION PROCEDURES IN ORDER TO ADDRESS THIS WEAKNESS.


Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.





ITEM 8A.    OTHER INFORMATION

      None.

                                   PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names of our executive officers and directors, their ages as of April 15, 2007, and the positions currently held by each are as follows:


NAME              AGE	POSITION

Robert Genesi     69 	President, Chief Executive Officer, Principal Financial
                        Officer and Director
Sam Aiello        46 	Director


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

SAM AIELLO, DIRECTOR

      Mr. Sam Aiello was elected as a director to fill a vacant seat on the Company's Board of Directors in November 2007. Mr. Aiello has more than 20 years of experience as an entrepreneur in business development and is a 13-year veteran in the real estate industry. Mr. Aiello brings a wealth of experience and contacts with respect to funding and adding shareholder value. In addition, Mr. Aiello has been instrumental in raising capital for many emerging growth, private and public companies, including those in the Oil and Gas sector.


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

ITEM 10.     EXECUTIVE COMPENSATION

       The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2007 to our Chief Executive Officer.

SUMMARY COMPENSATION TABLE
                          SUMMARY COMPENSATION TABLE


                                   	     ANNUAL COMPENSATION
				------------------------------------------------------------
NAME AND POSITION    YEAR	SALARY ($) STOCK AWARDS		OTHER ANNUAL COMPENSATION ($)
Robert Genesi, CEO(1)2007	$ 60,000   $345,000		$       --
		     2006	$ 60,000   $488,150	       	$       --
                     2005	$105,000   $     --          	$  	--

______________
(1)Includes housing and car allowance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table presents information known to us, as of March 15, 2008, relating to the beneficial ownership of common stock by:

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

      Percentage ownership in the following table is based on 3,329,578 shares of common stock outstanding as of March 15, 2008. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.


                          NUMBER OF
                          SHARES OF COMMON STOCK	PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER  BENEFICIALLY OWNED		BENEFICIALLY OWNED
------------------------  ----------------------	--------------------
Robert Genesi (1)         700,000                                21.0%
                          700,000
All directors and officers                                       21.0%
   (1 person)


      ___________
      (1) The address of our officer listed in the table is in care of Frontier Energy Corp., 2413 Morocco Avenue, North Las Vegas, Nevada 89031

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

      __________
      * Filed with the registrant's Form 10-KSB for the year ended December 31, 2006.
      **    Filed Herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of De Joya, Griffith & Company, LLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by De Joya, Griffith and Company, LLC were approved by the Board of Directors. The following table presents fees for audit services rendered by De Joya and Company and De Joya Griffith & Company, LLC for the audits of the our annual financial statements for the years ended December 31, 2007 and December 31, 20075, respectively and fees billed for other services rendered during those periods.



                     	FISCAL 2007	FISCAL 2006

Audit Fees(1)
Audit-Related Fees(2)	$15,000         $15,000
Tax Fees(3)          	$     -        	      -

Subtotal             	      -               -

All other Fees(4)    	    -0-        	    -0-

Total                	      -               -


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



                                    FRONTIER ENERGY CORP.


Dated:  April 15, 2008

                                    By:    /S/  Robert Genesi
				    --------------------------
                                    Name:  Robert Genesi
                                    Title: President, CEO, Principal Financial
                                    Officer and Director