Form 10-Q
period 2008-03-31
FRONTIER ENERGY CORP.
filed 2008-05-15
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
			       --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

                              Commission File Number 033-05384
						     ---------

                             FRONTIER ENERGY CORP.
			     --------------------
            (Exact name of Registrant as specified in its charter)

          NEVADA                                           87-0443026
	----------					   ----------
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

              2413 Morocco Avenue, North Las Vegas, Nevada  89031
	      ---------------------------------------------------
                   (Address of principal executive offices)

                                 (702) 648-5849
				 --------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]                       Accelerated filer  [ ]
      Non-accelerated filer   [ ]                       Smaller reporting
						        company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [ ] Yes [X] No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,356, 464 as of May 9, 2008.
-----------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheets                                                 3

   Statements of Operations                                       4

   Statements of Cash Flows                                       5

Notes to Financial Statements                                   6-9

                                        FRONTIER ENERGY CORP.
                                  (AN EXPLORATION STAGE ENTERPRISE)
                                            BALANCE SHEET


                                                                     March 31,       December 31,
                                                                     2008            2007
                                                                     (UNAUDITED)     (AUDITED)
								   -------------    -------------
                             ASSETS

Current assets:
  Cash                                                              $       7,657    $         131
  Receivables, net of allowance for doubtful accounts of $76,696                -                -
								    -------------    -------------
   Total current assets                                                     7,657              131

  Fixed assets, net of $273 accumulated depreciation                          820              875
  Mineral leases, net of $1,363 accumulated amortization                    9,542            9,814
								    -------------    -------------

Total assets                                                        $      18,019    $      10,820
								    =============    =============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                          $     308,694    $     300,197
  Accrued interest - related parties                                        7,596            4,694
  Due to related parties                                                   68,549           27,567
  Loans payable - related parties                                         108,885           47,000
  Loans payable                                                           118,322          145,322
								    -------------    -------------
   Total current liabilities                                              612,046          524,780

   Total liabilities                                                      612,046          524,780

Stockholders' deficit:
  Series A preferred stock, $0.001 par value; 1 share
   authorized, issued and outstanding                                           -                -
  Series B preferred stock, $0.001 par value; 10,000,000 shares
   authorized; and 80,000 shares issued and outstanding                        80               80
  Common stock, $0.001 par value; 500,000,000 shares
   authorized; and 53,356,464 shares issued and outstanding                53,356           41,256
  Additional paid-in capital                                            6,649,133        6,631,034
  Common stock subscribed                                                  38,485           38,485
  Accumulated deficit prior to reentering exploration stage            (3,042,536)      (3,042,536)
  Accumulated deficit after reentering exploration stage               (4,292,545)      (4,152,529)
								    -------------    -------------
   Total stockholders' deficit                                           (594,027)        (513,960)
								    -------------    -------------

Total liabilities and stockholders' deficit                         $      18,019    $      10,820
								    =============    =============



                See Accompanying Notes to Financial Statements

                                                     FRONTIER ENERGY CORP.
                                               (AN EXPLORATION STAGE ENTERPRISE)
                                                    STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                                                                        Cumulative After
                                                                                                        Reentering
                                                                For the Three Months Ended              Exploration Stage
                                                           	--------------------------              through
                                                           March 31, 2008          March 31, 2007       March 31, 2008
							   --------------          --------------       ---------------

Revenue                                                    $            -          $            -       $             -

Operating expenses:
  Officer compensation                                             44,750                 101,250               997,900
  General and administrative                                       69,260                 968,117             3,114,093
  Exploration and development                                      20,537                  59,500                90,016
  Loss on impairment of mineral claims                                  -                       -                80,000
							   --------------          --------------       ---------------

   Total operating expenses                                       134,547               1,128,867             4,282,009
							   --------------          --------------       ---------------

   Net operating loss                                            (134,547)             (1,128,867)           (4,282,009)

  Interest expense                                                 (5,469)                      -               (10,536)
							   --------------          --------------       ---------------

Net loss                                                   $     (140,016)         $   (1,128,867)      $    (4,292,545)
							   ==============	   ==============       ===============

Earnings (loss) per common share - basic and diluted:

  Net loss                                                 $        (0.00)         $        (0.21)
							   ==============          ==============

Weighted average common shares outstanding -
  Basic and diluted                                            50,544,242               5,429,242
							   ==============	   ==============










                See Accompanying Notes to Financial Statements

                                                    FRONTIER ENERGY CORP.
                                              (AN EXPLORATION STAGE ENTERPRISE)
                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                      Cumulative After
                                                                                                      Reentering
                                                               For the Three Months Ended             Exploration Stage
                                                               --------------------------             through
                                                          March 31, 2008      March 31, 2007          March 31, 2008
							  --------------      --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $     (140,016)     $   (1,128,867)         $   (4,292,545)
 Adjustments to reconcile loss
   to net cash used in operating activities:
    Depreciation and amortization expense                            327                  55                   1,637
    Stock issued as finders fee for farmin agreement                   -                   -                 800,000
    Loss on impairment of mineral claims                               -                   -                  80,000
    Current period expense for services paid with stock           29,750              89,250                 357,000
    Stock based expenses                                           8,000             959,525               2,366,834
 Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities                       59,980              (1,057)                164,068
							  --------------      --------------          --------------

 Net cash used in operating activities                           (41,959)            (81,094)               (523,006)
							  --------------      --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                              -                   -                  (1,094)
 Acquisition of mineral leases                                         -                   -                 (10,905)
							  --------------      --------------          --------------

 Net cash used in investing activities                                 -                   -                 (11,999)
							  --------------      --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                -              15,000                 255,507
 Proceeds from subscriptions for common stock                          -              12,485                  38,485
 Proceeds from borrowings from loans payable                      76,485              49,921                 269,012
 Payments on borrowings from loans payable                       (27,000)                  -                 (27,000)
 Proceeds from borrowings from related parties                         -                (662)                  2,295
							  --------------      --------------          --------------

 Net cash provided by financing activities                        49,485              76,744                 538,299
							  --------------      --------------          --------------

NET CHANGE IN CASH                                                 7,526              (4,350)                  3,294
CASH AT BEGINNING OF YEAR                                            131              23,390                   4,363
							  --------------      --------------          --------------

CASH AT END OF YEAR                                       $        7,657      $       19,040          $        7,657
							  ==============      ==============          ==============


SUPPLEMENTAL INFORMATION:
 Interest paid                                            $            -      $            -          $            -
							  ==============      ==============          ==============
 Income taxes paid                                        $            -      $            -          $            -
							  ==============      ==============          ==============

Non-cash activities:
 Shares issued pursuant to farm-in agreement              $            -      $            -          $      800,000
							  ==============      ==============          ==============
 Shares issued in settlement of accounts payable          $            -      $            -          $      188,096
							  ==============      ==============          ==============
 Shares issued for mineral claims                         $            -      $            -          $       80,000
							  ==============      ==============          ==============
 Shares issued for settlement of lawsuit                  $            -      $            -          $        6,000
							  ==============      ==============          ==============
 Shares issued for notes payable - related parties        $       14,600      $            -          $       14,600
							  ==============      ==============          ==============
 Shares issued for due to related parties                 $        7,600      $            -          $      462,961
							  ==============      ==============          ==============

                See Accompanying Notes to Financial Statements

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   1. BASIS OF PRESENTATION

The   accompanying   unaudited  financial  statements  have  been  prepared  in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of Frontier Energy Corp, (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Re-entering exploration stage
As described in the Form 10-KSB, the Company distributed the assets and liabilities of the operating segment of the Company on November 26, 2003. Subsequent to that date, the Company changed from a computer services company to an exploration company pursuing interests in the oil and gas industry. The Company has devoted most of its efforts to establish the new business with raising capital and acquiring mineral leases.

Going concern
The Company incurred a net loss of approximately $140,000 and $1,129,000 for the three months ended March 31, 2008 and 2007, respectively, and $4,293,000 from November 26, 2003 re-entry into exploration stage to March 31, 2008. The Company's current liabilities exceed its current assets by approximately $604,000 as of March 31, 2008. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Reclassification
The financial statements for 2008 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Fair value of financial instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash and payables. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2008 due to their short-term nature.

Stock-based compensation
The Company applies SFAS No. 123R, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

   3. NEW ACCOUNTING PROUNCEMENTS

FAS 161
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

   4. RELATED PARTY TRANSACTIONS

Due to related parties
An officer of the Company loaned the Company $138,325 during the three month period ended March 31, 2008 and was repaid $129,259. During the three months ended March 31, 2008, the officer had accrued salary of $15,000 and was paid $0. Additionally, the officer converted $7,600 of debt into 3,800,000 shares of common stock at a conversion rate of $0.002 per share. The balance at March 31, 2008 was $68,549.

Loans payable - related parties
During the three months ended March 31, 2008, a family member of an officer and director of the Company loaned the Company $75,000. The individual converted $10,000 of debt into 5,000,000 shares of common stock at a conversion rate of $0.002 per share. The balance at March 31, 2008 was $65,000. Interest expense for the three month period ended March 31, 2008 was $1,587.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of January 1, 2008, a director of the Company had an outstanding loan to the Company totaling $47,000. During the three months ended March 31, 2008, the director was repaid $1,485 in cash and converted $4,600 of debt into 2,300,000 shares of common stock at a conversion rate of $0.002 per share. The balance at March 31, 2008 was $43,885. Interest expense for the three month period ended March 31, 2008 was $1,315.


   5. NOTES PAYABLE

Loans payable consists of the following at March 31, 2008:

                                                                                   March 31,
                                                                                     2008
									        -------------
Note payable to entity, unsecured, 0% interest, due upon
demand                                                                  	$      30,000


Note payable to individual, unsecured, interest at 10% per
annum, maturity  date  of May 2008, balloon payment of
principal and interest due upon maturity					       10,000

Note  payable  to  individual,  unsecured, interest at 10% per annum, maturity date of  December  2008,  monthly  principal payments of $8,777 with the balance of principal and
accrued interest due upon maturity						       78,322
										-------------
                                                                                $     118,322
                                                                                =============


Interest expense for the three month period ended March 31, 2008 was $2,567.

   6. STOCKHOLDERS' DEFICIT

Common stock
On January 2, 2008, the Company issued a total of 3,800,000 and 2,300,000 shares of common stock to one individual who is an officer and director of the Company and to another individual who is a director of the Company in exchange for the conversion of debt of $7,600 and $4,600 respectively. The shares were converted at a rate of $0.002 per share.

On February 11, 2008, the Company issued 5,000,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $10,000. The shares were converted at a rate of $0.002 per share.

On February 12, 2008, the Company issued 1,000,000 shares of common stock to an
entity  in exchange for services rendered totaling  $8,000.   The  shares  were
valued at the fair value of the shares of common stock on the grant date.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   7. SUBSEQUENT EVENTS

On April, 29, 2008, the Company amended its articles of incorporation and increased its authorized capital to 500,000,000 shares of common stock with a par value of $0.001.

On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 which the Company has carried as a payable on its financial statements. Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement in which the creditor agreed to dismiss the Action, release the Company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0022 per share, pursuant to a court order. On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. The Company has the obligation to issue an additional 6,357,273 shares of common stock on the demand of the Creditor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS.

      The following discussion of our financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, and notes thereto, included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in the Company's filings under the Securities Exchange Act of 1934, as amended.

IN GENERAL

      Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects in 2006 and acquired a working interest in another prospect during the second quarter of 2007. We have been unable to fund the exploitation of this prospect, but are seeking to partner with another party. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the three-month period ended March 31, 2008, the Company had no revenues from operations or other sources.

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

Material Changes in Financial Condition

      The Company's financial condition has changed since the end of the year ended December 31, 2007. On March 31, 2008, the Company had approximately $7,700 in cash, compared with $131 at the end of the last year. On March 31, 2007, the Company had approximately $19,000 in cash. The fluxuations in the Company's cash position are due to the Company's attempts at raising additional capital for operations, either through borrowings or through the sales of its securities privately.

Material Changes in Results of Operations

      Because of the Company's poor financial condition, the Company has cut operating expenses as much as we deem possible. Our total operating expenses for the three months ended March 31, 2008 were $134,547, compared with operating expenses of $1,128,867 for the three months ended March 31, 2007. The comparison with March 31, 2007 may not be informative, since these expenses included $1,048,775 in stock-based expenses for common stock issued as compensation to officers, directors, employees and consultants, while the stock-based expenses for the quarter ended March 31, 2008 was only $37,750.

Liquidity and Capital Resources

      The Company did not generate any revenue in the quarter ended March 31, 2008, the quarter ended March 31, 2007 or the year ended December 31, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

      We currently have very limited operating funds ($7,657 as  of  March  31,
2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending March 31, 2008 were $134,547, as compared to $1,128,867 for the same period in 2007. Of the $140,016 in total expenses during the three months ended March 31, 2008, $37,750 was stock-based expenses and $327 was depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 30, 2008. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Recent Accounting Pronouncements

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

Off Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

ITEM 4.  CONTROLS AND PROCEDURES

      See Item 4T, below.

ITEM 4T.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our sole executive officer, who is our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on this evaluation, our chief executive officer (who is also our acting principal financial officer) concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of his knowledge, effective such that the information relating to Frontier, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our sole officer, who is our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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

Subsequent Event

On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 (the "Debt") which the Company has carried as a payable on its financial statements. This obligation was transferred to Corporate Debt Solutions, Inc. (the "Creditor"). This action was brought by the Creditor against the Company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida (the "Court"), Case Number 2008-CA-006952-NC, and asserted failure to pay the Debt, plus sums due for interest (the "Action"). Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement (the "Settlement Agreement") in which the creditor agreed to dismiss the Action, release the company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0022 per share, pursuant to a court order (the "Order"), in a manner intended to be exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(10) of the Act. On May 2, 2008, the Court held a "fairness" hearing with respect to the Settlement Agreement, pursuant to
Section 3(a)(10) of the Act. On May 2, 2008, the Court issued the Order, approving the Settlement Agreement and determining that the Settlement Agreement was "fair" within the meaning of section 3(a)(10) of the Act. The Court further ordered that the issuance of the Company's common stock to the Creditor pursuant to the Settlement Agreement and the resale of such shares by the Creditor, "assuming satisfaction of all other securities laws and regulations," will be exempt from registration under the Act pursuant to
Section 3(a)(10).

On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. The Company has the obligation to issue an additional 6,357,273 shares of common stock on the demand of the Creditor.

ITEM 1A.  RISK FACTORS.

      Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On January 2, 2008, the Company issued a total of 6,100,000 shares of common stock to one individual who is an officer and director of the Company and to another individual who is a director of the Company in exchange for the conversion of debt totaling $12,200. The shares were converted at a rate of $0.002 per share. The issuance of these shares reduced the Company's debt.

        On February 11, 2008, the Company issued 5,000,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $10,000. The shares were converted at a rate of $0.002 per share. The issuance of these shares reduced the Company's debt.

        On February 12, 2008, the Company issued 1,000,000 shares of common stock to an entity in exchange for services rendered totaling $8,000. The shares were valued at the fair value of the shares of common stock on the grant date. The issuance of these shares reduced the Company's cash obligations.

        On May 7, 2008, the Company issued 9,000,000 shares of its common stock in partial payment of the Settlement Agreement with the Creditor, as described in Item 1, above. As these shares were issued in partial settlement of a debt, the issuance of these shares reduced the debt of the Company as shown on the Company's financial statements. The Company is obligated, under the Settlement Agreement and the Order, to issue an additional 6,357,273 shares of unrestricted common stock to the Creditor at its demand. Any such additional issuance will further reduce the Company's outstanding debt.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 (the "Debt") which the Company has carried as a payable on its financial statements. This obligation was transferred to Corporate Debt Solutions, Inc. (the "Creditor"). This action was brought by the Creditor against the Company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida (the "Court"), Case Number 2008-CA-006952-NC, and asserted failure to pay the Debt, plus sums due for interest (the "Action"). Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement (the "Settlement Agreement") in which the creditor agreed to dismiss the Action, release the company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0022 per share, pursuant to a court order (the "Order"), in a manner intended to be exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(10) of the Act. On May 2, 2008, the Court held a "fairness" hearing with respect to the Settlement Agreement, pursuant to
Section 3(a)(10) of the Act. On May 2, 2008, the Court issued the Order, approving the Settlement Agreement and determining that the Settlement Agreement was "fair" within the meaning of section 3(a)(10) of the Act. The Court further ordered that the issuance of the Company's common stock to the Creditor pursuant to the Settlement Agreement and the resale of such shares by the Creditor, "assuming satisfaction of all other securities laws and regulations," will be exempt from registration under the Act pursuant to
Section 3(a)(10).

On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. The Company has the obligation to issue an additional 6,357,273 shares of common stock on the demand of the Creditor.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER.  DESCRIPTION



31.1Certification  of  Principal  Executive  Officer  and  Principal Financial
    Officer pursuant to Rule 13a-14(a)and Rule 15d-14(a),promulgated under the Securities Exchange Act of 1934,as amended
32.1Certification  of  Principal  Executive  Officer  and  Principal Financial
    Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1Settlement Agreement with Corporate Debt Solutions I, Inc. and Court Order
    Signed May 2, 2008

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2008

FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
    -----------------
Name: Robert Genesi
Title: President and Acting Chief Financial Officer
Principal Financial Officer