Form 10-Q/A
period 2008-03-31
FRONTIER ENERGY CORP.
filed 2008-08-19
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

                              Commission File Number 033-05844


                             FRONTIER ENERGY CORP.
	    ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          	    NEVADA                           87-0443026
	-------------------------------		-------------------
	(State or other jurisdiction of		(IRS Employer
	incorporation or organization)		Identification No.)


              2413 Morocco Avenue, North Las Vegas, Nevada  89031
	      ---------------------------------------------------
                   (Address of principal executive offices)


                                 (702) 648-5849
			-------------------------------
                        (Registrant's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
85,513,737 as of July 21, 2008.



                               EXPLANATORY NOTE
The Company amended and restated its financial statements, including the notes therein, for the three months ended March 31, 2008, in order to correct errors for paid in capital and interest expense; common stock subscribed and exploration and development expense; and the related income tax effects.
#

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheets                                                 4

   Statements of Operations                                       5

   Statements of Cash Flows                                       6

Notes to Financial Statements                                  7-12


                                        FRONTIER ENERGY CORP.
                                  (AN EXPLORATION STAGE ENTERPRISE)
                                            BALANCE SHEETS

                                                                       March 31,       December 31,
                                                                         2008              2007
                                                                      (UNAUDITED)       (AUDITED)
                                                                      (RESTATED)
								    --------------    -------------
                             ASSETS

Current assets:
  Cash                                                              $        7,657    $         131
  Receivables, net of allowance for doubtful accounts of $76,696                 -                -
								    --------------    -------------
   Total current assets                                                      7,657              131

  Fixed assets, net of $273 accumulated depreciation                           820              875
  Mineral leases, net of $1,363 accumulated amortization                     9,542            9,814
								    --------------    -------------
Total assets                                                        $       18,019    $      10,820
								    ==============    =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                           $     308,694    $     300,197
  Accrued interest - related parties                                         7,596            4,694
  Due to related parties                                                    68,549           27,567
  Loans payable - related parties                                          108,885           47,000
  Loans payable                                                            118,322          145,322
								    --------------    -------------
   Total current liabilities                                               612,046          524,780

   Total liabilities                                                       612,046          524,780

Stockholders' deficit:
  Series A preferred stock, $0.001 par value; 1 share
   authorized, issued and outstanding                                            -                -
  Series B preferred stock, $0.001 par value; 10,000,000 shares
   authorized; and 80,000 shares issued and outstanding                         80               80
  Common stock, $0.001 par value; 500,000,000 shares
   authorized; and 53,356,464 shares issued and outstanding                 53,356           41,256
  Additional paid-in capital                                             6,661,333        6,631,034
  Common stock issued for future services on employment agreement                -         (29,750)
  Common stock subscribed                                                   48,485           38,485
  Accumulated deficit prior to reentering exploration stage             (3,042,536)      (3,042,536)
  Accumulated deficit after reentering exploration stage                (4,314,745)      (4,152,529)
								    --------------    -------------
   Total stockholders' deficit                                            (594,027)        (513,960)
								    --------------    -------------
Total liabilities and stockholders' deficit                         $       18,019    $      10,820
								    ==============    =============

                See Accompanying Notes to Financial Statements
4



                                                      FRONTIER ENERGY CORP.
                                                (AN EXPLORATION STAGE ENTERPRISE)
                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                                                     Cumulative After
                                                                                                     Reentering
                                                                 For the Three Months Ended          Exploration Stage
                                                            ----------------------------------       through
                                                            March 31, 2008      March 31, 2007       March 31, 2008
                                                              (RESTATED)                             (RESTATED)
							    --------------	--------------	     ---------------

Revenue                                                     $            - 	$            -	     $             -

Operating expenses:
  Officer compensation                                              44,750             101,250               997,900
  General and administrative                                        69,260             968,117             3,114,093
  Exploration and development                                       30,537              59,500               100,016
  Loss on impairment of mineral claims                                   -                   -                80,000
							    --------------	--------------	     ---------------
   Total operating expenses                                        144,547           1,128,867             4,292,009
							    --------------	--------------	     ---------------
   Net operating loss                                             (144,547)         (1,128,867)           (4,292,009)

  Interest expense                                   		   (17,669)                  -               (22,736)
							    --------------	--------------	     ---------------
Net loss                                                    $     (162,216)     $   (1,128,867)      $    (4,314,745)
							    ==============	==============	     ===============
Earnings (loss) per common share - basic and diluted:

  Net loss                                                  $        (0.00)  	$        (0.21)
							    ==============	==============
Weighted average common shares outstanding -
  Basic and diluted                                             50,544,242           5,429,242
							    ==============	==============




                See Accompanying Notes to Financial Statements
5



                                                    FRONTIER ENERGY CORP.
                                              (AN EXPLORATION STAGE ENTERPRISE)
                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                        Cumulative After
                                                                                                        Reentering
                                                                 For the Three Months Ended             Exploration Stage
                                                             -----------------------------------        through
                                                             March 31, 2008       March 31, 2007        March 31, 2008
                                                             (RESTATED)                                 (RESTATED)
							     --------------	  --------------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                    $     (162,216)      $   (1,128,867)       $   (4,314,745)
 Adjustments to reconcile loss
   to net cash used in operating activities:
    Depreciation and amortization expense                               327                   55                 1,637
    Stock issued as finders fee for farmin agreement                      -                    -               800,000
    Loss on impairment of mineral claims                                  -                    -                80,000
    Current period expense for services paid with stock              29,750               89,250               357,000
    Consulting services - Stock based                                 8,000              959,525             2,366,834
        Financing cost - Stock based                                 12,200                    -                12,200
 Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities                          59,980               (1,057)              164,068
							     --------------	  --------------	--------------
 Net cash used in operating activities                             (51,959)              (81,094)             (533,006)
							     --------------	  --------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                 -                    -                (1,094)
 Acquisition of mineral leases                                            -                    -               (10,905)
							     --------------	  --------------	--------------
 Net cash used in investing activities                                    -                    -               (11,999)
							     --------------	  --------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                   -               15,000               255,507
 Proceeds from subscriptions for common stock                        10,000               12,485                48,485
 Proceeds from borrowings from loans payable                         76,485               49,921               269,012
 Payments on borrowings from loans payable                         (27,000)                    -               (27,000)
 Proceeds from borrowings from related parties                            -                 (662)                2,295
							     --------------	  --------------	--------------
 Net cash provided by financing activities                           59,485               76,744               548,299
							     --------------	  --------------	--------------
NET CHANGE IN CASH                                                    7,526               (4,350)                3,294
CASH AT BEGINNING OF YEAR                                               131               23,390                 4,363
							     --------------	  --------------	--------------
CASH AT END OF YEAR                                          $        7,657      $        19,040   	$        7,657
							     ==============	 ===============	==============
SUPPLEMENTAL INFORMATION:
 Interest paid                                               $            -      $             -  	$            -
							     ==============	 ===============	==============
 Income taxes paid                                           $            -      $             -  	$            -
							     ==============	 ===============	==============

Non-cash activities:
 Shares issued pursuant to farm-in agreement                 $            -      $             -     	$      800,000
							     ==============	 ===============	==============
 Shares issued in settlement of accounts payable             $            -      $             -     	$      188,096
							     ==============	 ===============	==============
 Shares issued for mineral claims                            $            -      $             -   	$       80,000
							     ==============	 ===============	==============
 Shares issued for settlement of lawsuit                     $            -      $             -   	$        6,000
							     ==============	 ===============	==============
 Shares issued for notes payable - related parties           $       14,600      $             -    	$       14,600
							     ==============	 ===============	==============
 Shares issued for due to related parties                    $        7,600      $             -    	$      462,961
							     ==============	 ===============	==============



                See Accompanying Notes to Financial Statements
6

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

Going concern
The Company incurred a net loss of approximately $162,000 and $1,129,000 for the three months ended March 31, 2008 and 2007, respectively, and $4,315,000 from November 26, 2003 re-entry into exploration stage to March 31, 2008. The Company's current liabilities exceed its current assets by approximately $604,000 as of March 31, 2008. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification
The financial statements for 2008 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.
7

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

FAS 162
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.
8

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

FAS 163
In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

   4. CORRECTION OF AN ERROR

The Company has restated its previously issued March 31, 2008 financial statements for matters related to the following previously reported items: additional paid in capital and interest expense; common stock subscribed and exploration and development expense; and the related income tax effects. The accompanying financial statements for March 31, 2008 have been restated to reflect the corrections.

      The following is a summary of the restatements for March 31, 2008:

Addition of exploration and development         $10,000
Addition of interest expense                     12,200
						-------
      Total increase in March 31, 2008 net loss $22,200
						=======


      The effect on the Company's previously issued March 31, 2008 financial statements are summarized as follows:

      Balance Sheet as of March 31, 2008

                                     Previously	  Increase
				     Reported     (Decrease)  Restated
				     -----------  ----------  -------------
Current Assets                       $     7,657  $        -  $       7,657
Total Assets                              18,019           -         18,019
Current Liabilities                      612,046           -        612,046
Total Liabilities                        612,046           -        612,046
Stockholders' Deficit:
   Series A, Preferred Stock                   -           -              -
   Series B, Preferred Stock                  80           -             80
   Common Stock                           53,356           -         53,356
   Additional Paid in Capital          6,649,133      12,200      6,661,333
   Common Stock Subscribed                38,485      10,000         48,485
   Accumulated Deficit Prior to       (3,042,536)          -      3,042,536
      Reentering Exploration Stage
   Accumulated Deficit After
      Reentering Exploration Stage    (4,292,545)    (22,200)    (4,314,745)
				     -----------  ----------  -------------
Total Stockholders' Deficit             (594,027)          -       (594,027)
				     -----------  ----------  -------------
Total Liabilities and
   Stockholders' Deficit                  18,019           -         18,019


Statement of Operations for the Three Months Ended March 31, 2008

                                     Previously	  Increase
				     Reported     (Decrease)  Restated
				     -----------  ----------  -------------
Net Sales                            $         -  $        -  $           -
Officer Compensation                      44,750           -         44,750
General and Administrative                69,260           -         69,260
Exploration and Development               20,537      10,000         30,537
Loss on Impairment of Mineral Claims           -           -              -
     Total Operating Expenses            134,547      10,000        144,547
(Loss) From Operations                  (134,547)    (10,000)      (144,547)
Interest Expense                          (5,469)    (12,200)       (17,669)
(Loss) Before Taxes                     (140,016)    (22,200)      (162,216)
Provision for Income Taxes                     -           -              -
Net Income (Loss)                       (140,016)    (22,200)      (162,216)

Earnings (loss) per common share -
basic and diluted             		  ($0.00)     ($0.00)        ($0.00)


   5. RELATED PARTY TRANSACTIONS

Due to related parties
An officer of the Company loaned the Company $138,325 during the three month period ended March 31, 2008 and was repaid $129,259. During the three months ended March 31, 2008, the officer had accrued salary of $15,000 and was paid $0. Additionally, the officer converted $7,600 of debt into 3,800,000 shares of common stock at a conversion rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date and the difference between the fair value and the conversion rate was $7,600 and recorded as a financing expense which is included with interest expense. The balance at March 31, 2008 was $68,549.

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

As of January 1, 2008, a director of the Company had an outstanding loan to the Company totaling $47,000. During the three months ended March 31, 2008, the director was repaid $1,485 in cash and converted $4,600 of debt into 2,300,000 shares of common stock at a conversion rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date and the difference between the fair value and the conversion rate was $4,600 and recorded as a financing expense which is included with interest expense. The balance at March 31, 2008 was $43,885. Interest expense for the three month period ended March 31, 2008 was $1,315.
9

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   6. NOTES PAYABLE

Loans payable consists of the following at March 31, 2008:

										March 31,
										2008
										--------
Note payable to entity, unsecured, 0% interest, due upon demand                 $ 30,000

Note payable to individual, unsecured, interest  at  10% per annum,
maturity date of May 2008, balloon payment of principal 			  10,000
and interest due upon maturity

Note payable to individual, unsecured, interest at 10%  per  annum,
maturity  date  of  December  2008,  monthly principal 				  78,322
payments of $8,777 with the balance of principal and accrued interest		--------
due upon maturity

                                                                                $118,322
										========

Interest expense for the three month period ended March 31, 2008 was $2,567.

   7. STOCKHOLDERS' EQUITY

Common Stock
On January 2, 2008, the Company issued a total of 6,100,000 shares of common stock to one individual who is an officer and director of the Company and to another individual who is a director of the Company in exchange for the conversion of debt totaling $12,200. The shares were converted at a rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date and the difference between the fair value and the conversion rate was $12,200 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $24,400.

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

On March  18,  2008,  the  Company  received $10,000 from an investor which was
recorded as common stock subscribed.   As  of  March  31, 2008, the shares were
unissued.

   8. SUBSEQUENT EVENTS

On April 15, 2008, the Company issued 9,500,000 shares of common stock to a family member of an officer and director of the Company in exchange for cash totaling $9,500.
10

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

On April 15, 2008, the Company issued 500,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $500. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $16,000 and recorded as a financing expense which is included with interest expense.

On April 15, 2008, the Company issued 5,000,000 shares of common stock to a director of the Company in exchange for the conversion of debt totaling $5,000. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $160,000 and recorded as a financing expense which is included with interest expense.

On April 15, 2008, the Company issued 1,800,000 shares of common stock to an entity in exchange for cash received in March 2008. The Company reduced its common stock subscribed by $10,000.

On May 1, 2008, the Company settled a lawsuit with a noteholder and agreed to issue a total of 15,357,273 shares of common stock to extinguish the debt. On May 7, 2008, the Company issued a total of 9,000,000 shares and issued the remaining balance of 6,357,273 shares of common stock on May 19, 2008.

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

On June 27, 2008, the Company signed a letter of intent to purchase the assets and business of Cancen Oil Processors, Inc. ("Cancen"), an Alberta corporation (the "Proposed Acquisition"). The Proposed Acquisition is subject to Cancen's rights to a due diligence investigation and the execution of a definitive agreement for the Proposed Acquisition. On August 7, 2008, the proposed acquisition was cancelled by Cancen.

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

Material Changes in Results of Operations

      Because of the Company's poor financial condition, the Company has cut operating expenses as much as we deem possible. Our total operating expenses for the three months ended March 31, 2008 were $144,547, compared with operating expenses of $1,128,867 for the three months ended March 31, 2007. The comparison with March 31, 2007 may not be informative, since these expenses included $1,048,775 in stock-based expenses for common stock issued as compensation to officers, directors, employees and consultants, while the stock-based expenses for the quarter ended March 31, 2008 was only $49,950.

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

      We currently have very limited operating funds ($7,657 as of March 31, 2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending March 31, 2008 were $144,547, as compared to $1,128,867 for the same period in 2007. Of the $144,547 in total expenses during the three months ended March 31, 2008, $49,950 was stock-based expenses and $327 was depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 30, 2008. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental  entities.   SFAS  162  will  be  effective  60 days
following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.
13

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

ITEM 4.  CONTROLS AND PROCEDURES

      See Item 4T, below.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of March 31, 2008. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008.

1. Lack of Effective Control in Certain Accounting Areas. There were not effective financial reporting controls in certain areas that could lead to inaccurate financial reporting, including: (i) financial personnel have the ability to change account structures without approval (ii) general ledger journal entries are not always approved or reviewed prior to entry, and (iii) accounting staff employees with payable responsibilities also have access to vendor maintenance controls.

2. Lack of Sufficient Segregation of Authority and Duties. We have not maintained sufficient segregation of duties or responsibilities, as evidenced by executive officers (i) having the ability to purchase and receive goods,
(ii) assuming payables activities without verification or maintenance of vendor controls by others, (iii) holding multiple executive positions simultaneously, and (iv) having the ability to negotiate contracts with third parties in which they have an interest, without conflict of interest or oversight control by the Board of Directors. In addition, the Company lacked a Board of Directors with a majority of independent directors.

Remediation of Material Weaknesses

1. At this time, management has evaluated the need for additional accounting personnel to implement segregation of duties but found that this solution would be expensive and inefficient since the Company has so few transactions that two accounting personnel would be excessive.

2. Segregation of Authority and Duties. Management has evaluated the requirement for increased segregation of authority and duties and has made the conclusion that implementing such changes would not be reasonably feasible, given the status of the Company at this time.

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our continuing internal control assessment, testing and evaluation process.
14

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. On May 19, 2008, the Company issued the remaining 6,357,273 shares of common stock to the Creditor.

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

        On February 11, 2008, the Company issued 5,000,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $10,000. The shares were converted at a rate of $0.002 per share. . The issuance of these shares reduced the Company's debt.

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

      On May 19, 2008, the Company issued the remaining 6,357,273 shares of common stock to the Creditor.

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

On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. On May 19, 2008, the Company issued the remaining 6,357,273 shares of common stock to the Creditor.
15

ITEM 6.  EXHIBITS

EXHIBIT NUMBER.  DESCRIPTION


31.1	 Certification of Principal Executive Officer and Principal  Financial
	 Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	 Certification of Principal Executive Officer and Principal Financial
	 Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	 Settlement Agreement with Corporate Debt Solutions I, Inc. and Court
	 Order Signed May 2, 2008

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 19, 2008

FRONTIER ENERGY CORP.


By: /s/ Robert Genesi
---------------------
Name: Robert Genesi
Title: President and Acting Chief Financial Officer
Principal Financial Officer