Form 10-Q
period 2008-06-30
FRONTIER ENERGY CORP.
filed 2008-08-19
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

                              Commission File Number 033-058844


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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheets                                                 3

   Statements of Operations                                       4

   Statements of Cash Flows                                       5

        Notes to Financial Statements                          6-11



                                         FRONTIER ENERGY CORP.
                                   (AN EXPLORATION STAGE ENTERPRISE)
                                             BALANCE SHEETS


                                                                      June 30,        December 31,
                                                                        2008              2007
                                                                     (UNAUDITED)       (AUDITED)
								    --------------   ---------------
                             ASSETS

Current assets:
  Cash                                                              $          463   $           131
  Receivables, net of allowance for doubtful accounts of $76,696                 -                 -
								    --------------   ---------------
   Total current assets                                                        463               131
								    --------------   ---------------
  Fixed assets, net of $328 accumulated depreciation                           766               875
  Mineral leases, net of $1,636 accumulated amortization                     9,269             9,814
								    --------------   ---------------
Total assets                                                        $       10,498   $        10,820
								    ==============   ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                          $      302,697   $       300,197
  Accrued interest - related parties                                        10,849             4,694
  Due to related parties                                                    91,935            27,567
  Loans payable - related parties                                          128,385            47,000
  Loans payable                                                            100,322           145,322
								    --------------   ---------------
   Total current liabilities                                               634,188           524,780
								    --------------   ---------------
   Total liabilities                                                       634,188           524,780

Stockholders' deficit:
  Series A preferred stock, $0.001 par value; 1 share
   authorized, issued and outstanding                                            -                 -
  Series B preferred stock, $0.001 par value; 10,000,000 shares
   authorized; and 80,000 shares issued and outstanding                         80                80
  Common stock, $0.001 par value; 500,000,000 shares
   authorized; and 85,513,737 shares issued and outstanding                 85,513            41,256
  Additional paid-in capital                                             7,275,537         6,631,034
  Common stock subscribed                                                   38,485            38,485
  Common stock issued for future services on employment agreement                -          (29,750)
  Accumulated deficit prior to reentering exploration stage             (3,042,536)       (3,042,536)
  Accumulated deficit after reentering exploration stage                (4,980,769)       (4,152,529)
								    --------------   ---------------
   Total stockholders' deficit                                            (623,690)         (513,960)
								    --------------   ---------------
Total liabilities and stockholders' deficit                         $       10,498   $        10,820
								    ==============   ===============

                            See Accompanying Notes to Financial Statements.



                                                     FRONTIER ENERGY CORP.
                                               (AN EXPLORATION STAGE ENTERPRISE)
                                                    STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                                                                         	Cumulative
                                                                                                           	After
                                                                                                         	Reentering
                                                         For the Three Months    For the Six Months Ended    	Exploration
                                                                 Ended                                          Stage
                                                               June 30,                  June 30,              	through
                                                            2008        2007         2008        2007     	June 30, 2008
							-----------  ----------	 -----------  -----------	-------------

Revenue                                                 $         -  $        -  $         -  $         -      	$	    -

Operating expenses:
  Officer compensation					     15,000     101,250       59,750      202,500      	    1,012,900
  General and administrative				     45,970     448,932      115,230    1,476,549      	    3,160,063
  Exploration and development				     12,485           -       43,022            -             112,501
  Loss on impairment of mineral claims				  -           -            -            -              80,000
							-----------  ----------	 -----------  -----------	-------------
   Total operating expenses				     73,455     550,182      218,002    1,679,049      	    4,365,464
							-----------  ----------	 -----------  -----------	-------------
   Net operating loss					    (73,455)   (550,182)    (218,002)  (1,679,049)    	   (4,365,464)

Other expenses:
  Litigation settlement					   (411,575)          -     (411,575)           -      	     (411,575)
  Interest expense					   (180,994)          -     (198,663)           -     	     (203,730)
							-----------  ----------	 -----------  -----------	-------------
   Total other expenses					   (592,569)          -     (610,238)           -      	     (615,305)
							-----------  ----------	 -----------  -----------	-------------
Net loss                                                $  (666,024) $ (550,182)  $ (828,240) $(1,679,049)      $  (4,980,769)
							===========  ==========  ===========  ===========	=============
Earnings (loss) per common share - basic and diluted:

  Net loss                                              $     (0.01) $    (0.06)  $    (0.01) $     (0.23)
							===========  ==========	 ===========  ===========
Weighted average common shares outstanding -
basic and diluted                                        66,969,241   9,078,552   58,772,193    7,263,978
							===========  ==========	 ===========  ===========


                                        See Accompanying Notes to Financial Statements.



                                                    FRONTIER ENERGY CORP.
                                             (AN EXPLORATION STAGE ENTERPRISE)
                                                  STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                                                                  	Cumulative After
                                                                                                        Reentering
                                                               	  For the Six Months Ended        	Exploration Stage
                                                                          June 30,                      through
                                                               	    2008            2007	        June 30, 2008
								-----------	------------		-------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               	$  (828,240)	$ (1,679,049)    	$  (4,980,769)
 Adjustments to reconcile loss
   to net cash used in operating activities:
    Depreciation and amortization expense                               654              109                    1,964
    Stock issued as finders fee for farmin agreement                      -                -                  800,000
    Loss on impairment of mineral claims                                  -                -                   80,000
    Current period expense for services paid with stock              29,750                -                  357,000
    Consulting service expense                                        8,000        1,563,254                2,366,834
    Financing cost                                                  188,200                -                  188,200
    Gain on legal settlement                                        411,575                -                  411,575
 Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities                          43,885           23,757                  147,973
   Accrued interest payable                                           6,155                -                    6,155
   Due to related parties                                            64,368                -                   64,368
								-----------	------------		-------------
 Net cash used in operating activities                              (75,653)         (91,929)                (556,700)
								-----------	------------		-------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                 -                -                   (1,094)
 Acquisition of mineral leases                                            -                -                  (10,905)
								-----------	------------		-------------
 Net cash used in investing activities                                    -                -                  (11,999)
								-----------	------------		-------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                              19,500           64,920                  275,007
 Proceeds from subscriptions for common stock                             -           12,485                   38,485
 Proceeds from borrowings from notes payable                        101,485                -                  294,012
 Payments on borrowings from notes payable                          (45,000)               -                  (45,000)
 Proceeds from borrowings from related parties                            -           (2,791)                   2,295
								-----------	------------		-------------
 Net cash provided by financing activities                           75,985           74,614                  564,799
								-----------	------------		-------------
NET CHANGE IN CASH                                                      332          (17,315)                  (3,900)

CASH AT BEGINNING OF YEAR                                               131           23,390                    4,363
								-----------	------------		-------------
CASH AT END OF YEAR                                     	$       463  	$      6,075   		$         463
								===========	============		=============
SUPPLEMENTAL INFORMATION:
 Interest paid                                          	$         -  	$          -  		$           -
								===========	============		=============
 Income taxes paid                                      	$         -  	$          -  		$           -
								===========	============		=============

Non-cash activities:
 Shares issued pursuant to farm-in agreement    		$         -	$          -		$     800,000
								===========	============		=============
 Shares issued in settlement of accounts payable		$    33,786  	$          -		$     188,096
								===========	============		=============
 Shares issued for mineral claims               		$         -	$          -		$      80,000
								===========	============		=============
 Shares issued for settlement of lawsuit        		$   411,575  	$          -		$       6,000
								===========	============		=============
 Shares issued for notes payable                		$    14,600  	$          -		$      14,600
								===========	============		=============
 Shares issued for debts to related parties     		$    13,100  	$          -		$     476,061
								===========	============		=============
 Shares issued for financing expense            		$   188,200  	$          -		$     188,200
								===========	============		=============
 Shares issued for services                     		$     8,000 	$          -		$       8,000
								===========	============		=============

                               See Accompanying Notes to Financial Statements.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern
The Company incurred a net loss of approximately $828,000 and $1,679,000 for the six months ended June 30, 2008 and 2007, respectively, and $4,981,000 from November 26, 2003 re-entry into exploration stage to June 30, 2008. The Company's current liabilities exceed its current assets by approximately $634,000 as of June 30, 2008. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification
The financial statements for 2007 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash and payables. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2008 due to their short-term nature.

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

   4. RELATED PARTY TRANSACTIONS

Due to related parties
An officer of the Company loaned the Company $146,820 during the six month period ended June 30, 2008 and withdrew $136,968 in funds for personal expenses. Additionally, the officer converted $7,600 of debt into 3,800,000 shares of common stock at a conversion rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date and the difference between the fair value and the conversion rate was $7,600 and recorded as a financing expense which is included with interest expense. The balance at June 30, 2008 was a payable of $1,189. The payable was included with the accrued salary owed to the officer of $90,746.

Loans payable - related parties
During the three months ended March 31, 2008, a family member of an officer and director of the Company loaned the Company $100,000. The unsecured loans bear an interest rate of 12% per annum and are due in April and September 2009. On February 11, 2008, the individual converted $10,000 of debt into 5,000,000 shares of common stock at a rate of $0.002 per share. On April 15, 2008, the individual converted $500 of debt into 500,000 shares of common stock at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $16,000 and recorded as a financing expense which is included with interest expense. The balance at June 30, 2008 was $89,500 of principal and $3,527 of accrued interest. Interest expense for the six month period ended June 30, 2008 was $3,527.

As of January 1, 2008, a director of the Company had an outstanding loan to the Company totaling $47,000. The unsecured loans bear an interest rate of 12% per annum and are due upon demand. During the three months ended March 31, 2008, the director advanced an additional $1,485 in cash and converted $4,600 of debt into 2,300,000 shares of common stock at a rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date and the difference between the fair value and the conversion rate was $4,600 and recorded as a financing expense which is included with interest expense. During the three months ended June 30, 2008, the director converted $5,000 of debt into 5,000,000 shares of common stock at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $160,000 and recorded as a financing expense which is included with interest expense. The balance at June 30, 2008 was $38,885 of principal and $7,322 of accrued interest. Interest expense for the six month period ended June 30, 2008 was $2,627.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   5. NOTES PAYABLE

Loans payable consists of the following at June 30, 2008:

								     June 30,
								     2008
								     ---------
Note payable to entity, unsecured, 0% interest, due upon demand      $  30,000

Note payable  to  individual, unsecured, interest at 10% per annum,
maturity date of May 2008, balloon payment of principal 		10,000
and interest due upon maturity, note is in default

Note payable to individual,  unsecured,  interest  at  10%  per
annum,  maturity  date of December 2008, monthly principal	        60,322
payments of $8,777 with the balance of principal and accrued	     ---------
interest due upon maturity
                                                                     $ 100,322
								     =========


Interest expense for the six month period ended June 30, 2008 was $4,309.

   6. STOCKHOLDERS' EQUITY

Common Stock

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

On  March  18,  2008, the Company received $10,000 from an investor  which  was
recorded as common  stock  subscribed.   The shares were issued on June 3, 2008
and the common stock subscribed was reduced by $10,000.

On April 15, 2008, the Company issued 9,500,000 shares of common stock to a family member of an officer and director of the Company in exchange for cash totaling $9,500.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

On April 15, 2008, the Company issued 500,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $500. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $16,000 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $16,500.

On April 15, 2008, the Company issued 5,000,000 shares of common stock to a director of the Company in exchange for the conversion of debt totaling $5,000. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $160,000 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $165,000.

On May 2, 2008, the Company settled a lawsuit with a creditor and agreed to issue a total of 15,357,273 shares of common stock to extinguish the debt. On May 7, 2008, the Company issued a total of 9,000,000 shares and on May 19, 2008, the Company issued the remaining balance of 6,357,273 shares of common stock.

On June 3, 2008, the Company issued 1,800,000 shares for cash of $10,000 from an investor. The cash was received from the investor on March 18, 2008 and originally recorded as common stock subscribed. Upon issuance of the shares the common stock subscribed was reduced by $10,000.

   7. LITIGATION

On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 which the Company has carried as a payable on its financial statements. Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement in which the creditor agreed to dismiss the Action, release the Company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0022 per share, pursuant to a court order. On May 2, 2008, the court approved the settlement. On May 7, 2008 and May 19, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 and 6,357,273 shares of unrestricted common stock according to the instructions of the Creditor.

The fair value of the common stock was $0.029 as of the grant date and the difference between the fair value and the conversion rate was $411,575 and recorded as a litigation expense which is included as other expense.

   8. SUBSEQUENT EVENTS

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

Material Changes in Financial Condition

      The Company's financial condition has changed since the end of the year ended December 31, 2007. On June 30, 2008, the Company had approximately $463 in cash, compared with $131 at the end of the last year and $7,657 at March 31, 2008. The fluxuations in the Company's cash position are due to the Company's attempts at raising additional capital for operations, either through borrowings or through the sales of its securities privately.

Material Changes in Results of Operations

      Because of the Company's poor financial condition, the Company has cut operating expenses as much as we deem possible. Our total operating expenses for the six months ended June 30, 2008 were $218,002, compared with operating expenses of $1,679,049 for the six months ended June 30, 2007. The comparison with June 30, 2007 may not be informative, since these expenses included $1,563,254 in stock-based expenses for common stock issued as compensation to officers, directors, employees and consultants, while the stock-based expenses for the six months ended June 30, 2008 was $37,750. The Company's operating expenses for the three months ended June 30, 2008 were $73,455, as compared to $550,182 for the three months ended June 30, 2007. In the three and six month periods ended June 30, 2008, the Company has substantially reduced its officer compensation and general and administrative expenses, compared to the same periods in 2007.

Three Months Ended June 30, 2008 Compared with Three Months ended June 30, 2007

Liquidity and Capital Resources

      The Company did not generate any revenue in the quarter ended June 30, 2008, the quarter ended June 30, 2007 or the year ended December 31, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

      We currently have very limited operating funds ($463 as of June 30, 2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending June 30, 2008 were $73,455, as compared to $550,182 for the same period in 2007. Of the $666,024 in total expenses during the three months ended June 30, 2008, $29,750 was stock-based compensation expenses, $8,000 stock-based service expense, $411,575 was stock-based litigation settlement expenses, $176,000 was stock-based financing expenses and $327 was depreciation and amortization, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond August 31, 2008. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Liquidity and Capital Resources

      The Company did not generate any revenue in the Six Months ended June 30, 2008, the Six Months ended June 30, 2007.

      We currently have very limited  operating  funds  ($463  as  of  June 30,
2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the six-month period ending June 30, 2008 were $218,002, as compared to $1,678,049 for the same period in 2007. Of the $828,240 in total expenses during the six months ended June 30, 2008, $8,000 was stock-based consulting expenses, $188,200 was stock-based financing expenses, $411,575 was stock-based litigation settlement expenses and $654 was depreciation and amortization, which are non-cash items. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Variables and Trends

      We have no operating history with respect to oil and natural gas exploration. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business with the acquisition of property or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our operating history.
12

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

      See Item 4T, below.
13

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of June 30, 2008. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2008.

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

      On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 (the "Debt") which the Company has carried as a payable on its financial statements. This obligation was transferred to Corporate Debt Solutions, Inc. (the "Creditor"). This action was brought by the Creditor against the Company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida (the "Court"), Case Number 2008-CA-006952-NC, and asserted failure to pay the Debt, plus sums due for interest (the "Action"). Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement (the "Settlement Agreement") in which the creditor agreed to dismiss the Action, release the company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0013 per share, pursuant to a court order (the "Order"), in a manner intended to be exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(10) of the Act. On May 2, 2008, the Court held a "fairness" hearing with respect to the Settlement Agreement, pursuant to
Section 3(a)(10) of the Act. On May 2, 2008, the Court issued the Order, approving the Settlement Agreement and determining that the Settlement Agreement was "fair" within the meaning of section 3(a)(10) of the Act. The Court further ordered that the issuance of the Company's common stock to the Creditor pursuant to the Settlement Agreement and the resale of such shares by the Creditor, "assuming satisfaction of all other securities laws and regulations," will be exempt from registration under the Act pursuant to
Section 3(a)(10).

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

        On April 15, 2008, the Company issued 500,000 shares of common stock to a family member of an officer and director of the Company in exchange for the conversion of debt totaling $500. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $16,000 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $16,500.

        On April 15, 2008, the Company issued 5,000,000 shares of common stock to a director of the Company in exchange for the conversion of debt totaling $5,000. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date and the difference between the fair value and the conversion rate was $160,000 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $165,000.

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

        On May 19, 2008, the Company issued the remaining balance of 6,357,273 shares of unrestricted common stock to the Creditor as described in Item 1, above.

        On June 3, 2008, the Company issued 1,800,000 shares for cash of $10,000 from an investor. The cash was received from the investor on March 18, 2008 and originally recorded as common stock subscribed. Upon issuance of the shares the common stock subscribed was reduced by $10,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 1, 2008, the Company was served with a summons and complaint in an action for the repayment of a debt owed to its former legal counsel in the amount of $33,786 (the "Debt") which the Company has carried as a payable on its financial statements. This obligation was transferred to Corporate Debt Solutions, Inc. (the "Creditor"). This action was brought by the Creditor against the Company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida (the "Court"), Case Number 2008-CA-006952-NC, and asserted failure to pay the Debt, plus sums due for interest (the "Action"). Also on May 1, 2008, the Company and the Creditor entered into a settlement agreement (the "Settlement Agreement") in which the creditor agreed to dismiss the Action, release the company from any further obligations to the Creditor, plus all accrued interest, through the issuance of 15,357,273 shares of the Company's common stock to the Creditor at a price of $0.0013 per share, pursuant to a court order (the "Order"), in a manner intended to be exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(10) of the Act. On May 2, 2008, the Court held a "fairness" hearing with respect to the Settlement Agreement, pursuant to
Section 3(a)(10) of the Act. On May 2, 2008, the Court issued the Order, approving the Settlement Agreement and determining that the Settlement Agreement was "fair" within the meaning of section 3(a)(10) of the Act. The Court further ordered that the issuance of the Company's common stock to the Creditor pursuant to the Settlement Agreement and the resale of such shares by the Creditor, "assuming satisfaction of all other securities laws and regulations," will be exempt from registration under the Act pursuant to
Section 3(a)(10).

On May 7, 2008, in accordance with the Settlement Agreement and the Order, the Company instructed its transfer agent to issue 9,000,000 shares of unrestricted common stock according to the instructions of the Creditor. The Company has the obligation to issue an additional 6,357,273 shares of common stock on the demand of the Creditor. On May 19, 2008, the Company issued the remaining balance of 6,357,273 shares of unrestricted common stock to the Creditor.

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