Form 10-Q
period 2008-09-30
FRONTIER ENERGY CORP.
filed 2008-11-21
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 188,409,448 shares as of November 19, 2008 for common stock, 1 share as of November 19, 2008 for Class A common stock and 130,000 shares as of November 19, 2008 for Class B common stock.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               TABLE OF CONTENTS

                                                               Page No.


Financial Statements

   Balance Sheets                                                 4

   Statements of Operations                                       5

   Statements of Cash Flows                                       6

Notes to Financial Statements                                  7-15



                                     FRONTIER ENERGY CORP.
                               (AN EXPLORATION STAGE ENTERPRISE)
                                        BALANCE SHEETS


                                                                   September 30,	December 31,
                                                                       2008         	   2007
                                                                    (UNAUDITED)  	(AUDITED)
								   ------------		-----------
                              ASSETS

Current assets:
Cash                                                               $	    405         $	131
								   ------------		-----------
Total current assets                                                        405         	131
								   ------------		-----------
Fixed assets, net of accumulated depreciation of $383
and $219, respectively                                                      711         	875
Mineral leases, net of accumulated amortization of $1,908
and $1,091, respectively                                                  8,997       	      9,814
								   ------------		-----------
Total assets                                                       $	 10,113     	$    10,820
								   ============		===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities                           $	314,529   	$   300,197
Accrued interest - related parties                                       15,421      	      4,694
Due to related parties                                                  104,121      	     27,567
Loans payable - related parties                                         131,585      	     47,000
Loans payable                                                            60,351     	    145,322
								   ------------		-----------
Total current liabilities                                               626,007     	    524,780
								   ------------		-----------
Total liabilities                                                       626,007     	    524,780

Stockholders' deficit:
Class A Common stock, $0.001 par value; 1 share authorized;
and 1 and 1 share issued and oustanding
as of September 30, 2008 and December 31, 2007, respectively                  -          	  -
Class B Common stock, $0.001 par value; 130,000 shares authorized;
and 130,000 and 80,000 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively                130          	 80
Common stock, $0.001 par value; 500,000 shares authorized;
and 128,850,557 and 41,256,464 shares issued and oustanding
as of September 30, 2008 and December 31, 2007, respectively            128,850      	     41,256
Additional paid-in capital                                            7,868,913  	  6,631,034
Common stock subscribed                                                  52,503      	     38,485
Common stock issued for future services on employment agreement        (388,889)    	    (29,750)
Accumulated deficit prior to reentering exploration stage            (3,042,536) 	 (3,042,536)
Accumulated deficit after reentering exploration stage               (5,234,865) 	 (4,152,529)
								   ------------		-----------
Total stockholders' deficit                                            (615,894)   	   (513,960)
								   ------------		-----------
Total liabilities and stockholders' deficit                        $	 10,113     	$    10,820
								   ============		===========

                        See Accompanying Notes to Financial Statements.


                                                       FRONTIER ENERGY CORP.
                                                 (AN EXPLORATION STAGE ENTERPRISE)
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                            November 26, 2003
                                                                                                      	    (Cumulative After
                                                                                                           	 Reentering
                                                     For the Three Months Ended  For the Nine Months Ended  Exploration Stage)
                                                           September 30,             September 30,                through
                                                         2008        2007         2008         2007            September 30,
														   2008
						     -------------  -----------	 -----------   -----------  ----------------

Revenue                                              $		 -  $	      -  $	   -   $	 -  $		   -

Operating expenses:
Officer compensation                                        23,333      101,250       83,083       303,750         1,036,233
General and administrative                                 125,704      107,152      240,934     1,544,780         3,285,767
Exploration and development                                  2,024            -       45,046        59,500           114,525
Loss on impairment of mineral claims                             -            -            -             -            80,000
						     -------------  -----------	 -----------   -----------  ----------------
Total operating expenses                                   151,061      208,402      369,063     1,908,030         4,516,525
						     -------------  -----------	 -----------   -----------  ----------------
Net operating loss                                        (151,061)    (208,402)    (369,063)   (1,908,030)       (4,516,525)

Other expenses:
Litigation settlement                                            -            -     (411,575)            -          (411,575)
Interest expense                                          (103,035)      (1,555)    (301,698)       (3,393)         (306,765)
						     -------------  -----------	 -----------   -----------  ----------------
Total other expenses                                      (103,035)      (1,555)    (713,273)       (3,393)         (718,340)
						     -------------  -----------	 -----------   -----------  ----------------
Net loss                                             $    (254,096) $  (209,957) $(1,082,336)  $(1,911,423) $	  (5,234,865)
						     =============  ===========	 ===========   ===========  ================
Earnings (loss) per common share - basic and diluted:

Net loss                                             $	     (0.00) $     (0.01) $     (0.01)  $     (0.20)
						     =============  ===========	 ===========   ===========
Weighted average common shares outstanding -
Basic and diluted                                      101,225,813   14,228,203   73,026,693     9,610,896
						     =============  ===========	 ===========   ===========

                                          See Accompanying Notes to Financial Statements.






                                            FRONTIER ENERGY CORP.
                                      (AN EXPLORATION STAGE ENTERPRISE)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                         Cumulative After
                                                                                            Reentering
                                                              For the Nine Months Ended  Exploration Stage
                                                                    September 30,             through
                                                                 2008         2007         September 30,
												2008
							      ------------  -----------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (1,082,336) $(1,911,423) $     (5,234,865)
Adjustments to reconcile loss
to net cash used in operating activities:
Depreciation and amortization expense                                  981          164             2,291
Stock issued as finders fee for farmin agreement                         -            -           800,000
Loss on impairment of mineral claims                                     -            -            80,000
Services paid with stock                                            40,861            -            40,861
Consulting service expense                                          92,796    1,767,804         2,778,880
Financing cost                                                     285,548            -           285,548
Gain on legal settlement                                           411,575            -           411,575
Warrants issued as incentive                                        13,678            -            13,678
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities                            49,087       44,005           153,175
Accrued interest payable                                            10,727            -            10,727
Due to related parties                                              84,154            -            84,154
							      ------------  -----------  ----------------
Net cash used in operating activities                              (92,929)     (99,450)         (573,976)
							      ------------  -----------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                 -            -            (1,094)
Acquisition of mineral leases                                            -            -           (10,905)
							      ------------  -----------  ----------------
Net cash used in investing activities                                    -            -           (11,999)
							      ------------  -----------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                              33,518       15,000           289,025
Proceeds from subscriptions for common stock                             -       12,485            38,485
Proceeds from borrowings from loans payable                              -       57,000           192,527
Payments on borrowings from loans payable                          (45,000)           -           (45,000)
Proceeds from borrowings from loans payable - related parties      132,685                        132,685
Payments on borrowings from loans payable - related parties        (28,000)      (8,258)          (25,705)
							      ------------  -----------  ----------------
Net cash provided by financing activities                           93,203       76,227           582,017
							      ------------  -----------  ----------------
NET CHANGE IN CASH                                                     274      (23,223)           (3,958)

CASH AT BEGINNING OF YEAR                                              131       23,390             4,363
							      ------------  -----------  ----------------
CASH AT END OF YEAR                                           $	       405  $	    167  $	      405
							      ============  ===========  ================
SUPPLEMENTAL INFORMATION:
Interest paid                                                 $		 -  $	      -  $		-
							      ============  ===========  ================
Income taxes paid                                             $		 -  $	      -  $		-
							      ============  ===========  ================
Non-cash activities:
Shares issued pursuant to farm-in agreement                   $		 -  $	      -  $	  800,000
							      ============  ===========  ================
Shares issued in settlement of accounts payable               $	    33,786  $	      -  $	  188,096
\							      ============  ===========  ================
Shares issued for mineral claims                              $		 -  $	      -  $	   80,000
							      ============  ===========  ================
Shares issued for settlement of lawsuit                       $	   411,575  $	      -  $	    6,000
							      ============  ===========  ================
Shares issued for notes payable                               $	    40,941  $	      -  $	   40,941
							      ============  ===========  ================
Shares issued for debts to related parties                    $	    27,700  $	      -  $	  490,661
							      ============  ===========  ================
Shares issued for financing expense                           $	   285,548  $	      -  $	  285,548
							      ============  ===========  ================
Shaes issued for future services from employment agreement    $	   400,000  $	      -  $	  400,000
							      ============  ===========  ================
Shares issued for services                                    $	    92,796  $	      -  $	   92,796
							      ============  ===========  ================
                               See Accompanying Notes to Financial Statements.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern
The Company incurred a net loss of approximately $1,082,000 and $1,911,423 for the nine months ended September 30, 2008 and 2007, respectively, and $5,235,000 from November 26, 2003 (re-entry into exploration stage) to September 30, 2008. The Company's current liabilities exceed its current assets by approximately $626,000 as of September 30, 2008. The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash and payables. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2008 due to their short-term nature.

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

   4. RELATED PARTY TRANSACTIONS

Due to related parties
An officer of the Company loaned the Company $146,820 during the nine month period ended September 30, 2008 and was repaid $137,004 in funds for personal expenses. Additionally, the officer converted $7,600 of debt into 3,800,000 shares of common stock at a conversion rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date. The difference between the fair value and the conversion rate was $7,600 and was recorded as a financing expense which is included with interest expense. The balance at September 30, 2008 was a payable of $1,153. The payable was included with the accrued salary owed to the officer of $102,968. The total due to related parties as of September 30, 2008, was $104,121.

Loans payable - related parties
During the three months ended March 31, 2008, a family member of an officer and director of the Company loaned the Company $100,000. The unsecured loans bear an interest rate of 12% per annum and are due in April and September 2009. On February 11, 2008, the individual converted $10,000 of debt into 5,000,000 shares of common stock at a rate of $0.002 per share. On April 15, 2008, the individual converted $500 of debt into 500,000 shares of common stock at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date. The difference between the fair value and the conversion rate was $16,000 and recorded as a financing expense which is included with interest expense. The balance at September 30, 2008 was $89,500 of principal and $6,973 of accrued interest. Interest expense for the nine month period ended September 30, 2008 was $6,973.

During the three months ended September 30, 2008, a family member of an officer and director of the Company loaned the Company $31,200. The unsecured loans bear an interest rate of 0% per annum and are due upon demand. During the three months ended September 30, 2008, the Company paid $28,000 in cash to repay a portion of the principal balance of the loan. The balance at September 30, 2008 was $3,200 of principal and $0 of accrued interest.

As of January 1, 2008, a director of the Company had an outstanding loan to the Company totaling $47,000. The unsecured loans bear an interest rate of 12% per annum and are due upon demand. During the three months ended March 31, 2008, the director was repaid $1,485 in cash and converted $4,600 of debt into 2,300,000 shares of common stock at a rate of $0.002 per share. The fair value of the common stock was $0.004 as of the grant date. The difference between the fair value and the conversion rate was $4,600 and recorded as a financing expense which is included with interest expense. During the three months ended June 30, 2008, the director converted $5,000 of debt into 5,000,000 shares of common stock at a rate of $0.001 per share. The fair value of the common stock was $0.033 as of the grant date. The difference between the fair value and the conversion rate was $160,000 and recorded as a financing expense which is included with interest expense. The balance at September 30, 2008 was $38,885 of principal and $8,448 of accrued interest. Interest expense for the nine month period ended September 30, 2008 was $3,754.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   5. NOTES PAYABLE

Loans payable consists of the following at September 30, 2008:

                                                                   September  December
                                                                   30, 2008   31, 2007
								   --------   --------
Note payable to entity, unsecured, 0% interest, due upon demand	   $ 30,000   $ 30,000
Note payable to an individual,  unsecured,  interest  at  10%
per  annum, maturity date of May 31, 2008, lump         	          -     10,000
payment on date of maturity

Convertible note payable to an individual, unsecured, interest
at 10%  per  annum,  maturity  date of December    		     30,351    105,322
2008,  monthly  principal  payments  of  $8,777 which the
balance of principal and accrued interest  due  upon maturity
								   --------   --------
								   $ 60,351   $145,322
								   ========   ========

As of January 1, 2008, an individual had an outstanding loan to the Company totaling $10,000. The unsecured loan bears an interest rate of 10% per annum and was due in May 2008. The note was in default and the Company renegotiated the terms with the noteholder. The noteholder agreed to convert the entire principal amount of $10,000 plus accrued interest of $970 into 833,000 shares of common stock.

As of January 1, 2008, an individual had an outstanding loan to the Company totaling $105,322. The unsecured loans bear an interest rate of 10% per annum. A payment of principal and interest of $8,777 was due on a monthly basis with any remaining amount of principal and interest due in December 2008. During the nine months ended September 30, 2008, the Company paid $45,000 in cash which reduced the principal balance of the note. The note was in default and the Company renegotiated the terms with the noteholder. The noteholder agreed to convert the $29,971 of principal amount into 29,970,820 shares of common stock. The difference between the fair value and the conversion rate was $97,348 and recorded as a financing expense which is included with interest expense.

Interest expense for the nine month period ended September 30, 2008 was $5,422.

   6. STOCKHOLDERS' EQUITY

Class A Common Stock

On September 10, 2008, the Company's board of directors approved the change from Series A preferred stock to Class A common stock.

During the three months ended September 30, 2008, the Company cancelled 1 share of Series A preferred stock and replaced it with 1 share of Class A common stock.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Class B Common Stock

On September 10, 2008, the Company's board of directors approved the change from Series B preferred stock to Class B common stock. The Class B common stock has voting rights of 2,000 to 1.

During the three months ended September 30, 2008, the Company cancelled 80,000 shares of Series B preferred stock and replaced it with 80,000 shares of Class B common stock.

On September 9, 2008, the Company issued 50,000 shares of Class B common stock to an officer of the Company as part of his three year employment agreement totaling $400,000. The shares were valued at the fair value of the shares of common stock on the grant date adjusted to account for the 2,000 to 1 voting rights of the Class B common stock. During the three months ended September 30, 2008, the Company amortized $11,111 of the prepaid stock compensation.

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

On August 1, 2008, the Company received $5,670 from an entity owned and controlled by an officer of the Company which was recorded as common stock subscribed. The shares were issued on October 20, 2008 and the common stock subscribed was increased by $5,670.

On August 6, 2008, the Company issued 833,000 shares of common stock to a noteholder of the Company in exchange for the conversion of debt totaling $10,970. The shares were converted at a rate of $0.013 per share.

On August 6, 2008, the Company issued 4,000,000 shares of common stock to an individual in exchange for consulting services rendered totaling $48,000. The shares were valued at the fair value of the shares of common stock on the grant date.

On August 6, 2008, the Company issued 833,000 shares of common stock to an individual in exchange for consulting services rendered totaling $9,996. The shares were valued at the fair value of the shares of common stock on the grant date.

On August 7, 2008, the Company received $8,348 from an entity owned and controlled by an officer of the Company which was recorded as common stock subscribed. The shares were issued on October 20, 2008 and the common stock subscribed was increased by $8,348.

On August 14, 2008, the Company issued 700,000 shares of common stock to an individual in exchange for consulting services rendered totaling $6,300. The shares were valued at the fair value of the shares of common stock on the grant date.

On August 26, 2008, the Company issued 21,002,510 shares of common stock to a noteholder of the Company in exchange for the conversion of debt totaling $21,003. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.0035 as of the grant date. The difference between the fair value and the conversion rate was $52,506 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $73,509.

On September 1, 2008, the Company issued 4,000,000 shares of common stock to an individual in exchange for consulting services rendered totaling $10,000. The shares were valued at the fair value of the shares of common stock on the grant date.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

On September 2, 2008, the Company issued 3,000,000 shares of common stock to an officer of the Company in exchange for consulting services rendered totaling $10,500. The shares were valued at the fair value of the shares of common stock on the grant date.

On September 4, 2008, the Company issued 3,600,000 warrants to purchase shares of common stock to a shareholder in exchange as incentive to invest totaling $13,678. The warrants were valued using the Black Scholes model. The assumptions used for the calculation was an exercise price of $0.015, an expected term of 7 years, volatility of 297% and a risk free interest rate of 3.21%.

On September 15, 2008, the Company issued 8,968,310 shares of common stock to a noteholder Company in exchange for the conversion of debt totaling $8,968. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.006 as of the grant date. The difference between the fair value and the conversion rate was $44,842 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $53,810.

   7. STOCK WARRANTS

The following is a summary of the status of all of the Company's stock warrants as of September 30, 2008 and changes during the nine months ended on that date:

                                              Number     Weighted-Average
                                            Of Warrants   Exercise Price
					    -----------	  --------------
Outstanding at January 1, 2008                        -     $   0.000
 Granted                                      3,600,000     $   0.015
 Exercised                                            -     $   0.000
 Cancelled                                            -     $   0.000
					    -----------   --------------
Outstanding at September 30, 2008             3,600,000     $   0.015
					    ===========	  ==============
Warrants exercisable at January 1, 2008               -     $   0.000
					    ===========	  ==============
Warrants exercisable at September 30, 2008    3,600,000     $   0.015
					    ===========	  ==============

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2008:


                STOCK WARRANTS OUTSTANDING
		------------------------------------------------------

                            	Weighted-Average
               	Number of   	Remaining      		Weighted-
               	Warrants    	Contractual      	Average
Exercise Price	Outstanding 	Life in Years  		Exercise Price
--------------  -----------	----------------	--------------
   $ 0.015      3,600,000      	6.93         		$ 0.015

              		STOCK WARRANTS EXERCISABLE
			------------------------------
               	 	Number of   	Weighted-
Exercise Prices 	Shares      	Average
               		Exercisable	Exercise Price
---------------		-----------	--------------
    $ 0.015      	3,600,000  	$ 0.015

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

   8. LITIGATION

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

   9. AGREEMENTS

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

On September 8, 2009, the Company executed an employment agreement with Richard Shykora for the position of Chief Executive Officer. The term of the agreement is for a period of three years. As part of the employment agreement, Mr. Shykora will receive 20,000,000 shares of common stock and 50,000 shares of Class B common stock. The 20,000,000 shares of common stock were valued at $80,000 which is the fair value of the shares of common stock on the grant date. The 20,000,000 shares of common stock were issued on October 20, 2008. The 50,000 shares of Class B common stock were valued at $400,000 which is the fair value of the shares of common stock on the grant date adjusted to account for the 2,000 to 1 voting rights of the Class B common stock. The 50,000 shares of Class B common stock were issued on September 17, 2008. The fair value of the shares will be amortized on a straight line basis over the three year service period. During the three months ended September 30, 2008, the Company recorded executive compensation of $13,333.

   10.SUBSEQUENT EVENTS

On October 20, 2008, the Company issued 1,000,000 shares to Robert Genesi, a director and former officer of the Company, for services rendered to the Company.

On October 20, 2008, the Company issued 1,000,000 shares to Richard Shykora, an officer of the Company, for services rendered to the Company.

On October 20, 2008, the Company issued 5,000,000 shares to an entity for public relations and market awareness.

On October 20, 2008, the Company issued 20,000,000 shares to Robert Genesi, a director and former officer of the Company, for employment services as a former officer of the Company.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

On October 20, 2008, the Company issued 20,000,000 shares to Richard Shykora, an officer of the Company, as part of his employment agreement.

On October 20, 2008, the Company issued 1,558,891 shares to MSK Holdings, an entity owned and controlled by an officer of the Company for cash received in August 2008.

On November 10, 2008, the Company executed a secured promissory note for $13,500 with an entity. The loan bears interest of 13% per annum and is due upon demand. The loan is secured by 50,000 shares of Class B common stock which was pledged by Richard Shykora. On November 12, 2008, the Company received net proceeds of $10,000. The difference of $3,500 was used to pay for legal costs.

On November 13, 2008, the Company issued 11,000,000 shares to two individuals for consulting services totaling $31,900.

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

IN GENERAL

      Frontier Energy Corp., through subsidiaries and agreements in which we intend to participate, is engaged in the acquisition, exploration, development and operation of oil and gas reserves. We have cancelled the contracts on certain prospects in 2006 and acquired a working interest in another prospect during the second quarter of 2007. We have been unable to fund the exploitation of this prospect, but are seeking to partner with another party. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue. In the nine-month period ended September 30, 2008, the Company had no revenues from operations or other sources.

      We intend to acquire prospects and raise the funds necessary to extract oil and/or natural gas from such prospects. To date, we have acquired a working interest in one prospect and are seeking a partner to exploit this prospect. We intend to seek out other prospects, with the intention of raising funds to exploit such prospects.

      In the alternative, if we are unable to acquire oil or gas properties, the Company may seek to enter into a merger with an operating company, provided the Board deems it in the best interests of the Company's stockholders. We have not identified any potential merger target as of the date of this report.

Material Changes in Financial Condition

      The Company's financial condition has changed since the end of the year ended December 31, 2007. On September 30, 2008, the Company had approximately $405 in cash, compared with $131 at the end of the last year. The changes in the Company's cash position are due to the Company's attempts at raising additional capital for operations, either through borrowings or through the sales of its securities privately.

Material Changes in Results of Operations

      Because of the Company's poor financial condition, the Company has cut operating expenses as much as we deem possible. Our total operating expenses for the nine months ended September 30, 2008 were $369,063, compared with operating expenses of $1,908,030 for the nine months ended September 30, 2007. The comparison with September 30, 2007 may not be informative, since these expenses included $1,767,804 in stock-based expenses for common stock issued as compensation to officers, directors, employees and consultants, while the stock-based expenses for the nine months ended September 30, 2008 was $844,458, which includes $411,575 in stock-based expenses incurred in the settlement of litigation. The Company's operating expenses for the three months ended September 30, 2008 were $151,061, as compared to $208,402 for the three months ended September 30, 2007. In the three and nine month periods ended September 30, 2008, the Company has substantially reduced its officer compensation and general and administrative expenses, compared to the same periods in 2007.

Three Months Ended September 30, 2008 Compared with Three Months ended September 30, 2007

Liquidity and Capital Resources

      The Company did not generate any revenue in the quarter ended September 30, 2008, the quarter ended September 30, 2007 or the year ended December 31, 2007; nor has the Company had access to sufficient capital to implement our business plan. Since our future revenues from operations (if any) will not provide sufficient capital to allow us to implement our acquisition and merger plans in the near future, we must secure a source of additional capital.

      We currently have very limited operating funds ($405  as of September 30,
2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the three-month period ending September 30, 2008 were $151,061, as compared to $208,402 for the same period in 2007. Of the $151,061 in operating expenses during the three months ended September 30, 2008, $109,585 was stock-based expenses and $327 was depreciation, which are non-cash items. Based on the cash we currently have, we will likely need additional financing to continue operations beyond November 30, 2008. We have been dependent on loans and private sales of our common stock to continue operations. Thus, our success is entirely dependent upon our ability to raise additional capital. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Liquidity and Capital Resources

      The Company did not generate any revenue in the Nine Months ended September 30, 2008 or the Nine Months ended September 30, 2007.

      We currently  have very limited operating funds ($405 as of September 30,
2008), and we will require additional cash to maintain our operations for the next twelve months. Our operating expenses for the nine-month period ending September 30, 2008 were $369,063, as compared to $1,980,030 for the same period in 2007. Of the $1,082,336 in total expenses during the nine months ended September 30, 2008, $844,458 was stock-based compensation expenses, $411,575 was stock-based expenses in the settlement of litigation and $981 was depreciation, which are non-cash items. If the Company cannot raise additional capital in the very near term, the Company may be forced to discontinue operations.

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

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective as of September 30, 2008. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2008.

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

Remediation of Material Weaknesses

      1. At this time, management has evaluated the need for additional accounting personnel to implement segregation of duties but found that this solution would be expensive and inefficient since the Company has so few transactions that two accounting personnel would be excessive.
      2. Segregation of Authority and Duties. Management has evaluated the requirement for increased segregation of authority and duties and, in response to that need, the Company has hired Richard Shykora as the Company's new Chief Executive Officer. Mr. Shykora is in the process of evaluating the Company's internal controls, with the intention to remediate the existing weaknesses before the end of the year.

      Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our continuing internal control assessment, testing and evaluation process.

      (b) Changes in internal control over financial reporting.

      In the quarter ended September 30, 2008, the Company's former Chief Executive Officer resigned and the Company hired a new Chief Executive Officer, Richard Shykora, who is in the process of evaluating the Company's internal controls, with the intention of improving the Company's internal controls before the end of the year and implement changes to overcome the reported weaknesses in internal controls.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceeding or litigation, except as described in the following paragraph. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

      In 2006, the Company was sued by a former its former legal counsel for fees allegedly owed and repayment of funds purportedly lent to the Company. The Company and the consultant have agreed to a settlement of this dispute.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On August 1, 2008, the Company received $5,670 from an entity owned and controlled by an officer of the Company which was recorded as common stock subscribed. The shares were issued on October 20, 2008 and the common stock subscribed was increased by $5,670.

      On August 6, 2008, the Company issued 833,000 shares of common stock to a noteholder of the Company in exchange for the conversion of debt totaling $10,970. The shares were converted at a rate of $0.013 per share.

      On August 6, 2008, the Company issued 4,000,000 shares of common stock to an individual in exchange for consulting services rendered totaling $48,000. The shares were valued at the fair value of the shares of common stock on the grant date.

      On August 6, 2008, the Company issued 833,000 shares of common stock to an individual in exchange for consulting services rendered totaling $9,996. The shares were valued at the fair value of the shares of common stock on the grant date.

      On August 7, 2008, the Company received $8,348 from an entity owned and controlled by an officer of the Company which was recorded as common stock subscribed. The shares were issued on October 20, 2008 and the common stock subscribed was increased by $8,348.

      On August 14, 2008, the Company issued 700,000 shares of common stock to an individual in exchange for consulting services rendered totaling $6,300. The shares were valued at the fair value of the shares of common stock on the grant date.

      On August 26, 2008, the Company issued 21,002,510 shares of common stock to a noteholder of the Company in exchange for the conversion of debt totaling $21,003. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.0035 as of the grant date and the difference between the fair value and the conversion rate was $52,506 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $73,509.

      On September 1, 2008, the Company issued 4,000,000 shares of common stock to an individual in exchange for consulting services rendered totaling $10,000. The shares were valued at the fair value of the shares of common stock on the grant date.


      On September 2, 2008, the Company issued 3,000,000 shares of common stock to an officer of the Company in exchange for consulting services rendered totaling $10,500. The shares were valued at the fair value of the shares of common stock on the grant date.

      On September 4, 2008, the Company issued 3,600,000 warrants to purchase shares of common stock to a shareholder in exchange for consulting services rendered totaling $13,678. The warrants were valued using the Black-Scholes model. The assumptions used for the calculation was an exercise price of $0.015, an expected term of 7 years, volatility of 297% and a risk free interest rate of 3.21%.

      On September 15, 2008, the Company issued 8,968,310 shares of common stock to a noteholder Company in exchange for the conversion of debt totaling $8,968. The shares were converted at a rate of $0.001 per share. The fair value of the common stock was $0.006 as of the grant date and the difference between the fair value and the conversion rate was $44,842 and recorded as a financing expense which is included with interest expense. The fair value of the shares issued was $53,810.


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


Date: November 20, 2008

FRONTIER ENERGY CORP.


By: /s/ Rick Shykora
--------------------
Name: Rick Shykora
Title: President and Acting Chief Financial Officer
Principal Financial Officer