Form 10-K/A
period 2007-12-31
FRONTIER ENERGY CORP.
filed 2010-08-03
CIK 793981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ________________________

                              AMENDMENT NO. 1 TO
                                   FORM 10-K/A
                          __________________________

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
	1934

                   For the Fiscal Year Ended DECEMBER 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from __________ to ___________
            NOTE  7  -  STOCK
                      Commission file number:  033-05384

                             FRONTIER ENERGY CORP.
            (Exact name of Registrant as specified in its charter)
                          ___________________________



           NEVADA                                  87-0443026
________________________________	_____________________________
(State or other Jurisdiction 		     (IRS Employer I.D. No.)
of Incorporation or Organization)


              2413 MOROCCO AVENUE, NORTH LAS VEGAS, NEVADA  89031
	_____________________________________________________________
             (Address of principal executive offices)  (Zip Code)

Issuer's telephone number: (780) 761-2121

Securities registered under section 12(b) of the Exchange Act:

                                     None

Securities registered under section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.  						   [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  					    [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act                                  [  ]Yes   [X]No

Revenues for the fiscal year ending December 31, 2007 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 1, 2008 $1,155,000.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2007 is 41,256,464

Transitional Small Business Issuer Format:                    [  ]Yes     [X]No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       			      [  ]Yes     [X]No






                             FRONTIER ENERGY CORP.
                                  FORM 10-K/A

                               TABLE OF CONTENTS







PART I....................................................................  3

       ITEM 1. DESCRIPTION OF BUSINESS....................................  3
       ITEM 2. DESCRIPTION OF PROPERTY.................................... 10
       ITEM 3. LEGAL PROCEEDINGS.......................................... 10
       ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 11

PART II................................................................... 11

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK ANDRELATED
               STOCKHOLDER MATTERS ....................................... 11
       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
	       OF OPERATION............................................... 17
       ITEM 7. FINANCIAL STATEMENTS....................................... 21
       ITEM 8. CHANGES   IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS   ON
               ACCOUNTING AND FINANCIAL DISCLOSURES....................... 22
       ITEM 8A.CONTROLS AND PROCEDURES.................................... 22
       ITEM 8A.OTHER INFORMATION.......................................... 23

PART III.................................................................. 24

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 24
       ITEM 10.EXECUTIVE COMPENSATION..................................... 25
       ITEM 11.SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS................. 26
       ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 27
       ITEM 13.EXHIBITS, LISTS AND REPORTS ON FORM 8-K.................... 27
       ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 27

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

PART I

THIS ANNUAL REPORT ON FORM 10-K IS BEING AMENDED TO RESPOND TO THOSE CERTAIN COMMENTS IN THE CORRESPONDENCE DATED MAY 1, 2008 FROM THE SECURITIES AND EXCHANGE COMMISSION AND FURTHER TO PROVIDE RESTATED FINANCIAL STATEMENTS FOR FISCAL YEAR ENDED DECEMBER 31, 2007. THE FINANCIAL STATEMENTS WERE AMENDED TO CORRECT VARIOUS ACCOUNTING ERRORS, INCLUDING THE CONSOLIDATED BALANCE SHEET FOR FISCAL YEAR ENDED DECEMBER 31, 2007 REGARDING CASH, PREPAID STOCK COMPENSATION, ACCOUNTS PAYABLE AND ACCRUED EXPENSES, LOANS PAYABLE AND ADDITIONAL PAID-IN CAPITAL. THE FINANCIAL STATEMENTS WERE FURTHER AMENDED TO CORRECT VARIOUS ACCOUNTING ERRORS, INCLUDING THE STATEMENTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2007 REGARDING OFFICER COMPENSATION EXPENSE, GENERAL AND ADMINISTRATIVE EXPENSE AND EXPLORATION AND DEVELOPMENT EXPENSE.

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




                                 RISK FACTORS

RISKS SPECIFIC TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of approximately $2,164,953 and $911,386 for the years ended December 31, 2007 and 2006, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         * that a broker or dealer approve a person's account for transactions in penny stocks; and
         * the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         *  obtain   financial   information  and  investment   experience
            objectives of the person; and
         * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         * sets forth the basis on which the broker or dealer made the suitability determination; and
         * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

HISTORICAL DEFICIENCIES IN THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES MAY POSE A MATERIAL RISK TO INVESTORS.

      The Company has restated its Balance Sheets at fiscal year ended December 31, 2007 and its Statements of Operations, Statements of Stockholders' Deficit and Statement of Cash Flows as of and for fiscal year ended December 31, 2007 to correct certain accounting errors. This change in presentation of its financial statements affected some of the items within its balance sheets and statements of cash flows for fiscal year ended December 31, 2007.

      As a result of the restatement of our Balance Sheet, Statement of Operations and Statement of Stockholders' Deficit and the Statement of Cash Flows, the Company's management determined that there had been a significant deficiency in its internal control over financial reporting as of December 31, 2007 related to the presentation of certain line items. Although the Company's management believes that the Company has corrected its presentation and recording of these line items in its Balance Sheets, its Statement of Operations and its Statement of Stockholders' Equity, the Company has
determined that such significant deficiency did give rise to the level of a material weakness in its internal control over financial reporting. Therefore, a material risk to investors may exist due to the fact that recent changes have been made to its disclosure controls and procedures to address such significant deficiencies.

      The Company has implemented additional measures as part of changes to our internal controls to determine and ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in its internal control over financial reporting. The costs of these additional measures did not have a material impact on the Company's future results or operations liquidity.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives and certifying officers have concluded that its disclosure controls and procedures are currently effective at a reasonable assurance level. See Item 8. Internal Controls and Procedures."

ITEM 2.DESCRIPTION OF PROPERTY

      We do not own or lease any real property for corporate office purposes. An office is maintained for the Company at the present time at 2413 Morocco Avenue, North Las Vegas, Nevada 89031. This office is provided as an accommodation to the Company by the president of the Company.

OIL AND GAS PROPERTIES

      The following is a brief description of the oil and gas properties in which Frontier held an interest as of December 31, 2007. In 2006, the Company leased for a ten year lease term at auctions the oil and gas rights on one 640 acre section from the United States Bureau of Land Management. The property is located in the state of Montana.

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

      In 2006, the Company was sued by a former consultant. The Company has settled this matter.

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

2006          		HIGH 	LOW
_____________		____	____
First Quarter 		1.50	1.02
Second Quarter		1.30	0.55
Third Quarter 		1.10	0.51
Fourth Quarter		0.65	0.15

2007
_____________
First Quarter 		0.60	0.14
Second Quarter		0.18	0.02
Third Quarter 		0.03	0.004
Fourth Quarter		0.02	0.002

HOLDERS

      As of April 1, 2008, we had approximately 704 holders of our common stock. The number of record holders includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During fiscal year ended December 31, 2007, to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for its debts or pursuant to contractual agreements including, but not limited to, those as set forth below.

     (i) During fiscal year ended December 31, 2007, the Company issued an aggregate of 35,970,000 shares of its common stock to certain approximately thirty-three consultants in exchange for consulting services. Shares of common stock were issued to approximately thirteen non-United States consultants in reliance on Regulation S promulgated under the Securities Act and to twenty United States resident consultants in reliance on Regulation D, Rule 506 thereunder. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Certain consultants executed certain consultant agreements as reflected below and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Other consultants entered into verbal agreements with the Company and acknowledged that the securities to be issued have not been registered under the Securities Act. The valuation of the shares of common stock was determined by the closing price per share as of the measurement date. Therefore, the Company incurred consulting expense related to the issuance of shares of $1,371,400, which is net of $11,000 in prepaid expenses and options valued at $27,925.


   * On January 9, 2007, the Company entered into that certain consultant agreement with Crescent Fund LLC ("Crescent Fund") pursuant to which Crescent Fund agreed to provide certain investor relations services to the Company and the Company agreed to issue to Crescent Fund an aggregate of 500,000 shares of common stock.


   * On January 24, 2007, the Company entered into that certain verbal consultant agreement with Coast 2 Coast Investments LLC ("Coast 2 Coast"), pursuant to which Coast 2 Coast agreed to provide certain investor relations services to the Company and the Company agreed to issue to Coast to Coast an aggregate of 600,000 shares of common stock. On March 20, 2007, a further 500,000 shares of the Company's common stock were issued to Coast 2 Coast pursuant to contractual agreement relating to the successful results of Coast 2 Coast's services provided to the Company. The 500,000 shares were subsequently cancelled and returned to treasury.


   * On February 5, 2007, the Company entered into that certain corporate consulting agreement with Sam Aiello ("Aiello"), pursuant to which Aiello agreed to provide certain services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Aiello an aggregate of 400,000 shares of common stock. On May 17, 2007, a further 220,000 shares of the Company's common stock were issued to Aiello pursuant to contractual agreement relating to the successful results of Aiello's services provided to the Company.


   * On February 5, 2007, the Company entered into that certain corporate consulting agreement with Jeffrey D. Cox ("Cox"), pursuant to which Cox agreed to provide certain consulting services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Cox an aggregate of 400,000 shares of common stock.


   * On March 15, 2007, the Company entered into that certain corporate consulting agreement with Malcolm Albert ("Albery"), pursuant to which Albery agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of business plans and providing to the Company an extensive list and the Company agreed to grant 150,000 stock options valued at $27,925 to Albert which were subsequently exercised for proceeds of $15,000 and issuance of 100,000 shares of common stock.

   * On March 15, 2007, the Company entered into that certain corporate consulting agreement with Larry Taylor ("Taylor"), pursuant to which Taylor agreed to provide certain services including sourcing of viable oil and gas prospects and negotiating with Excessior Oil, a private company with tar sands in Fort Murray, regarding a contractual arrangement and the Company agreed to issue to Taylor an aggregate of 200,000 shares of common stock.


   * On April 2, 2007, the Company entered into that certain consulting agreement with William Tyler Dillerson ("Dillerstone"), pursuant to which Dillerstone agreed to provide certain services including web development services and the Company agreed to issue to Dillerstone an aggregate of 500,000 shares of common stock.

   * On May 1, 2007, the Company entered into that certain corporate consulting agreement with Curtiss Parker ("Parker"), pursuant to which Parker agreed to provide certain services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Parker an aggregate of 1,500,000 shares of common stock.

   * On May 1, 2007, the Company entered into that certain verbal consultant agreement with Semso Rekic ("Rekic"), pursuant to which Rekic agreed to provide certain investor relations services and the Company agreed to issue to Rekic an aggregate of 50,000 shares of common stock.


   * On May 24, 2007, the Company entered into that certain corporate consulting agreement with Bart Lawrence ("Lawrence"), pursuant to which Lawrence agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of business plans and providing to the Company an extensive client list and the Company agreed to issue to Lawrence an aggregate of 300,000 shares of common stock. On June 11, 2007, a further 600,000 shares of the Company's common stock were issued to Lawrence pursuant to contractual agreement relating to the successful results of Lawrence's services provided to the Company. On August 17, 2007, a further 1,000,000 shares of the Company's common stock were issued to Lawrence pursuant to contractual agreement relating to the successful results of Lawrence's services provided to the Company.

   * On June 1, 2007, the Company entered into a verbal agreement with Ken Raina ("Raina"), pursuant to termination of service as board member and the Company agreed to issue to Raina an aggregate of 200,000 shares of common stock.


   * On June 1, 2007, the Company entered into a verbal agreement with Laurie Bloom ("Bloom"), pursuant to which Bloom agreed to provide office space for the Company's use and the Company agreed to issue to Bloom an aggregate of 150,000 shares of common stock.



   * On June 1, 2007, the Company entered into that certain verbal consultant agreement with Mark Genesi ("Genesi"), pursuant to which Genesi agreed to provide certain investor relations services to the Company and the Company agreed to issue to Genesi an aggregate of 150,000 shares of common stock.


   * On July 30, 2007, the Company entered into that certain corporate consulting agreement with Scott Burnim ("Burnim"), pursuant to which Burnim agreed to provide certain services including sourcing of viable oil and gas prospects and properties, re-designing current corporate marketing data and providing to the Company an extensive client list and the Company agreed to issue to Burnim an aggregate of 1,000,000 shares of common stock.


   * On August 8, 2007, the Company entered into that certain consulting agreement with Kristin Anez ("Anez"), pursuant to which Anez agreed to provide certain financial advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Anez an aggregate of 1,000,000 shares of common stock. On October 30, 2007, a further 500,000 shares of the Company's common stock were issued to Anez pursuant to contractual agreement relating to the successful results of Anez's services provided to the Company.


   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Jamie Gomez ("Gomez"), pursuant to which Gomez agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Gomez an aggregate of 1,000,000 shares of common stock.


   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Reba Duggan ("Duggan"), pursuant to which Duggan agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Duggan an aggregate of 1,000,000 shares of common stock.

   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Scott Belazi ("Belazi"), pursuant to which Belazi agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Belazi an aggregate of 1,000,000 shares of common stock


   * On September 24, 2007, the Company entered into that certain consulting agreement with Mark Brummell ("Brummell"), pursuant to which Brummell agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Brummell an aggregate of 6,000,000 shares of common stock.


   * On September 24, 2007, the Company entered into that certain consulting agreement with Phillip Russell ("Russell"), pursuant to which Russell agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Russell an aggregate of 3,000,000 shares of common stock.


   * On October 15, 2007, the Company entered into that certain consulting agreement with Allison Nigro ("Nigro"), pursuant to which Nigro agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Nigro an aggregate of 1,000,000 shares of common stock.


   * On October 15, 2007, the Company entered into that certain verbal consulting agreement with Paul Short ("Short"), pursuant to which Short agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Short an aggregate of 1,000,000 shares of common stock.


   * On October 15, 2007, the Company entered into that certain verbal consulting agreement with Roddy Duggan ("Duggan"), pursuant to which Duggan agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Duggan an aggregate of 1,000,000 shares of common stock.


   * On October 30, 2007, the Company entered into that certain consulting agreement with Alison Burnim ("Burnim"), pursuant to which Burnim agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Burnim an aggregate of 1,500,000 shares of common stock.


   * On November 28, 2007, the Company entered into that certain consulting agreement with John Williams ("Williams"), pursuant to which Williams agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's portfolio of oil and gas properties and the Company agreed to issue to Williams an aggregate of 1,000,000 shares of common stock.


   * On November 28, 2007, the Company entered into that certain consulting agreement with Gil Whyte ("Whyte"), pursuant to which Whyte agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Whyte an aggregate of 2,500,000 shares of common stock.

   * On November 28, 2007, the Company entered into that certain consulting agreement with Rick Shykora ("Shykora"), pursuant to which Skykora agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Shykora an aggregate of 2,500,000 shares of common stock.


   * On December 5, 2007, the Company entered into that certain consulting agreement with Daniel R. Davison ("Davison"), pursuant to which Davison agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Davison an aggregate of 1,000,000 shares of common stock.


   * On December 5, 2007, the Company entered into that certain consulting agreement with Peter Kolacz ("Kolacz"), pursuant to which Kolacz agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Kolacz an aggregate of 3,000,000 shares of common stock.


   * On December 20, 2007, the Company entered into that certain consulting agreement with Kenneth P. Bottoms ("Bottoms"), pursuant to which Bottoms agreed to provide certain oil and gas prospects for the Company in oil industry matters and the Company agreed to issue to Bottoms an aggregate of 200,000 shares of common stock.


      (ii) During fiscal ear ended December 31, 2007 and including the shares issued to Robert Genesi, we issued an aggregate of 1,200,000 shares of our common stock to certain of our officers/directors as compensation for services. On February 1, 2007, April 2, 2007, June 11, 2007, October 31, 2007 and November 14, 2007, an aggregate of 150,000, 50,000, 900,000, 100,000 and
8,900,000 shares of common stock were issued to Don Hwang and Robert Genesi as compensation for services rendered related to there role as a director of the Company. The 8,900,000 shares of common stock were subsequently cancelled and returned to treasury. See "Item __. Executive Compensation".


The shares of common stock were issued to non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The officers/directors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from management concerning any and all matters related to acquisition of the securities. The valuation of the shares of common stock was determined by the closing price per share as of the measurement date. Therefore, the Company incurred compensation expense related to the issuance of shares of $90,500.00.


      (iii) During fiscal year ended December 31, 2007, we issued an aggregate of 100,000 shares of the Company's common stock to securities counsel as compensation for services rendered. The shares of common stock were issued to a U.S. resident in reliance on. Section 4(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The securities counsel acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from management concerning any and all matters related to acquisition of the securities. The valuation of the shares of common stock was determined by the closing price per share as of the measurement date. Therefore, the Company incurred a legal expense related to the issuance of shares of $27,000.00.

      (iv) During fiscal year ended December 31, 2007, we issued an aggregate of 40,000 shares of the Company's Series B Preferred Stock for aggregate proceeds of $10,000. The shares of Series B Preferred Stock were issued to a non-U.S. resident in reliance on Regulation S promulgated under the Securities Act. The shares of Series B Preferred Stock have not bee registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from management concerning any and all matters related to acquisition of the securities.

EQUITY COMPENSATION PLAN INFORMATION

      We have two equity compensation plans, the Frontier Energy Corp. 2000 Stock Option Plan (the "2000 Plan") and the Frontier Energy Corp. 2001 Stock Option Plan (the "2001 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

              		                       NUMBER OF SECURITIES                                     NUMBER OF SECURITIES
                                                TO BE ISSUED UPON            WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                                   EXERCISE OF              EXERCISE PRICE OF           FUTURE ISSUANCE UNDER
                                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS, WARRANTS      EQUITY COMPENSATION
               PLAN CATEGORY                   WARRANTS AND RIGHTS              AND RIGHTS                      PLANS
_____________________________________________  ___________________    ______________________________   ________________________

Equity   compensation   plans   approved  by           115,000                      $2.33                           0
shareholders

Equity  compensation  plans not approved  by             0                            -                             0
shareholders
                                               ___________________    ______________________________   ________________________
Total:                                              20,000,000                      $0.005                          0


      2000 PLAN

        In February 2000, the Company's Board of Directors and majority shareholders authorized and approved the adoption of the 2000 Plan, under which an aggregate of 333,333 shares of common stock are reserved for issuance. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant. The 2000 Plan shall terminate ten years after its adoption and may be terminated by the Board of Directors on any earlier date.

        In March 2001, the Company's Board of Directors and majority shareholders authorized and approved the adoption of the 2001 Plan, under which an aggregate of 4,500,000 shares of common stock are reserved for issuance. The exercise price for each option shall be no less than 100% to 110% of the fair market value of the common stock on the date of grant. The 2001 Plan shall terminate ten years after its adoption and may be terminated by the Board of Directors on any earlier date.

      The purpose of the 2000 Plan and the 2001 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

      The 2000 Plan and the 2001 Plan are to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2000 Plan or 2001 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only.

      In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period, any unexercised Stock Option shall expire.

      No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

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

IN GENERAL

      Frontier Energy Corp. has recently leased one oil lease property that we believe is capable of producing oil revenue. Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our efforts to raise additional equity financing and generate significant revenue.




RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006.

        The net loss for the Company for fiscal year ended December 31, 2007 was ($2,164,953) compared to a net loss of ($911,386) during fiscal year ended December 31, 2006, an increase of $1,253,567. During fiscal years ended December 31, 2007 and 2006, the Company did not generate any revenue.

        During fiscal year ended December 31, 2007, the Company incurred operating expenses of $2,159,886 compared to $911,386 incurred during fiscal year ended December 31, 2006, an increase of $1,248,500. The increase in operating expenses was primarily attributable to the following items: (i) general and administrative of $1,505,986 (2006: $353,257); (ii) exploration and development of $120,000 (2006: $9,979); (iii) loss on impairment of mineral claims of $40,000 (2008: $0); (iv) and officer compensation of $493,900 (2006:
$548,150).

      Operating expenses incurred during fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 increased primarily due to the recording of the valuation of shares issued for consultant services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

      Interest expense of $5,067 (2008: $-0-) incurred during fiscal year ended December 31, 2007 was recorded. Our net loss during fiscal year ended December 31, 2007 was ($2,164,963) or $0.14 per share compared to a net loss of ($911,386) or $0.49 per share during fiscal year ended December 31, 2006. The weighted average number of shares outstanding was 15,466,765 for fiscal year ended December 31, 2007 compared to 1,875,654 for fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES


FISCAL YEAR ENDED DECEMBER 31, 2007

      As of December 31, 2007, the Company's current assets were $56,414 and the Company's current liabilities were $679,675, which resulted in a working capital deficit of $623,261. As of December 31, 2007, current assets were comprised of $15,664 in cash and $11,000 in pre-paid stock compensation and $29,750 in prepaid stock compensation on employment agreement. As of December 31, 2007, current liabilities were comprised of $424,883 in accounts payable and accrued liabilities, $38,485 in common stock subscribed and $216,307 in loans payable.

      As of December 31, 2007, the Company's total assets were $68,194 comprised of: (i) $56,414 in current assets; (ii) $875 in fixed assets net of $219 accumulated depreciation; and (iii) $10,905 in mineral leases. The decrease in total assets during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the pre-paid stock compensation.

      As of December 31, 2007, the Company's total liabilities were $679,675 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in accounts payable and accrued liabilities.

      Stockholders' deficit increased from $647 for fiscal year ended December 31, 2006 to ($611,481) for fiscal year ended December 31, 2007 primarily due to the issuance of shares to the Company's consultants.


CASH FLOWS FROM OPERATING ACTIVITIES

        The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2007, net cash flows used in operating activities was $93,750, consisting primarily of a net loss of $2,164,953 adjusted by $219 in depreciation and amortization expense, $40,000 loss on impairment of mineral claims and $1,873,825 in stock based compensation. Net cash flows used in operating activities was further changed by $157,159 in accounts payable and accrued liabilities.

        For fiscal year ended December 31, 2006, net cash flows used in operating activities was $245,138, consisting primarily of a net loss of $911,386 adjusted by $581,600 in stock based compensation. Net cash flows used in operating activities was further changed by $84,648 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

      For fiscal year ended December 31, 2007, net cash flows used in investing activities was $40,000 consisting of in acquisitions of mineral leases compared to net cash flows used in investing activities of $11,999 consisting of $1,094 in purchase of fixed assets and $10,905 in acquisition of mineral leases.

CASH FLOWS FROM FINANCING ACTIVITIES

      The Company has financed its operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2007, net cash flows provided from financing activities was $126,024 compared to $280,283 for fiscal year ended December 31, 2006. Cash flows from financing activities for fiscal year ended December 31, 2007 consisted of: (i) $25,000 in proceeds from issuance of common stock; (ii) $12,485 in proceeds from subscriptions for common stock; (iii) $88,985 in proceeds from borrowings from notes payable offset by ($446) in proceeds from financings from related parties.

PLAN OF OPERATION

      The Company has leased one oil lease on property located in the western United States and we are currently attempting to raise sufficient funds to exploit this lease and purchase other leases. We can give no assurances that the Company will be able to exploit its existing lease or purchase any additional leases.

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

      The capitalized costs included in the full cost pool are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at December 31, 2007, one of our unproved oil and gas properties was impaired at $40,000.

      Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $2,722,000 net operating loss carryforward for federal income tax purposes as of December 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of certain capital transactions, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 7.     FINANCIAL STATEMENTS



                               TABLE OF CONTENTS

                                                                   Page No.

Report of Independent Registered Public Accounting Firm            F-1

Financial Statements

   Balance Sheets                                                  F-2

   Statements of Operations                                        F-3

   Statement of Stockholders' Deficit                              F-4

   Statements of Cash Flows                                        F-5

Notes to Financial Statements                                      F6 - F21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Frontier Energy Corp.
Las Vegas, Nevada

      We have audited the accompanying balance sheets of Frontier Energy Corp. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      As discussed in Note 9 to the financial statements, under the heading, "Restatement", the Company's balance sheet, statement of operations, statement of stockholders' deficit and statement of cash flows as of and for the year ended December 31, 2007, have been restated from previously reported amounts. We also audited the adjustments described in Note 9 that were applied to restate the 2007 financial statements, respectively. In our opinion, such adjustments are appropriate and have been properly applied.


/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2008, except for Note 9, as to which the date is June 28, 2010.


                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                                BALANCE SHEETS

                                                                                          December 31,
											  ------------
                                                            			2007                   2006
                                    		                              	(restated)
										----------	       ----------
                                    ASSETS

Current assets
   Cash                                                                   	$   15,664 		$  23,390
   Prepaid stock compensation                                                       11,000                      -
   Prepaid stock compensation - related party                                       29,750                386,750
										-----------		----------
      Total current assets                                                          56,414                410,140
										-----------		----------

   Fixed assets, net of $219 accumulated depreciation                                  875                  1,094
   Mineral leases                                                                   10,905                 10,905
										-----------		----------

Total assets                                                               	$   68,194  		$ 422,139
										===========		==========

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                                 	$  424,883  		$ 267,724
   Loans payable                                                                   216,307                127,322
   Common stock subscribed                                                          38,485                 26,000
   Due to related parties                                                                -                    446
										-----------		----------
      Total current liabilities                                                    679,675                421,492
										-----------		----------

      Total liabilities                                                            679,675                421,492

Stockholders' deficit

   Series A preferred stock, $0.001 par value; 1 share
      authorized, and 1 share issued and outstanding                                     -                      -
   Series B preferred stock, $0.001 par value; 130,000
      authorized; and 80,000 and 40,000 shares issued or outstanding                    80                     40
   Common stock, $0.001 par value; 100,000,000 shares
      authorized, 41,256,464 and 3,886,464 shares issued and outstanding            41,256                  3,886
   Additional paid-in capital                                                    6,497,625              4,982,210
   Accumulated deficit prior to reentering exploration stage                    (3,042,536)            (3,042,536)
   Accumulated deficit after reentering exploration stage                       (4,107,906)            (1,942,953)
										-----------		----------
      Total stockholders' deficit                                                 (611,481)                   647
										-----------		----------

Total liabilities and stockholders' deficit                                	$   68,194  		$ 422,139
										===========		==========


                See Accompanying Notes to Financial Statements


                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS


                                                                                                Cumulative After
                                                                                                Reentering
                                                                                                Exploration
                                                     For the Years Ended                     	Stage through
                                   	December 31, 2007           	December 31, 2006       December 31, 2007
                                        (restated)                                              (restated)
					------------------		------------------	------------------

Revenue          			$         -			$        -              $          -

Operating expenses
    Officer Compensation		    493,900                        548,150          	   1,042,050
    General and administrative    	  1,505,986                        353,257            	   2,810,810
    Exploration and development             120,000                          9,979                   129,979
    Loss  on  impairment   of  mineral       40,000                              -                   120,000
    claims

					-----------			-----------		--------------
           Total operating expenses	  2,159,886                        911,386            	    4,102,839

					-----------			-----------		--------------

           Net operating loss         	 (2,159,886)                      (911,386)          	   (4,102,839)

Interest expense                              5,067                              -         	        5,067
					-----------			-----------		--------------

Net loss                       		$(2,164,953)     		$ (911,386)     	$  (4,107,906)

					===========			===========		==============

Earnings (loss) per common share  -
basic:

    Net loss -Common Stock  		$    (0.14)  	 		$    (0.49)
					===========			===========
Weighted average common shares
outstanding -
    Basic - Common Stock 	   	 15,446,765                       1,875,654
					===========			===========

                See Accompanying Notes to Financial Statements


                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                     				Accumulated	Accumulated
                                                                                       				Deficit    	Deficit
                                                                                      				Prior to     	After
                                                                                     		Additional	Reentering 	Reentering    	Total
             		Preferred A		Preferred B           	Common Stock		Paid-in		Exploration	Exploration     Stockholders'
              		Shares    Amount  	Shares    Amount	Shares    Amount	Capital     	Stage      	Stage     	Defiict
			----------------	----------------	----------------	----------	------------	------------	-------------
Balance,
December 31, 1 2003	-         -      	-      -         	    9,341      9    	2,169,462  	(3,042,536)		-     	(873,065)

Re-pricing of
stock options
from $0.20 to
$0.10 resulting in
the issuance of
an additional
400,000 shares of
common stock		-         -            	-      -         	    1,000      1   	   39,999     		-          	- 	  40,000

Shares issued
to satisfy Company
debts to its
President and
a former officer 	-         -            	-      -         	    9,575     10      	  456,951    		-         	-  	 456,961

Shares issued
for settlement of
lawsuit			-         -           	-      -         	      238      0     	    5,000      		-          	-  	   5,000

Shares issued
for compensation
of stock price
decrease     		-         -            	-      -         	      500      1   	      (20)     		-          	-           (20)

Reversal of
shares issued
in error		-         -            	-      -        	     (500)    (1)              20         	-         	-            20

Shares issued
for private
placement
memorandum		-         -            	-      -         	   10,500     11            31,490     		-          	- 	  31,500

Shares issued
for private
placement
memorandum		-         -            	-      -         	    8,750      9            26,241     		-          	- 	  26,250

Shares issued
for private
placement
memorandum             	-         -            	-      -         	    4,500      5            13,496     		-          	-	  13,500

Shares issued
to satisfy
payables to
third parties		-         -            	-      -         	    2,406      2           141,879    		-          	- 	  141,881

Net loss		-         -            	-      -         	        -      -                 -          	-	  (83,614)   	 (83,614)
			----------------	----------------	----------------	----------	------------	------------	---------


Balance,
December 31, 2004	1	  -            	-      -         	   46,310     46     	2,884,517  	(3,042,536)	  (83,614)   	(241,587)

Issuance of
shares in
exchange for
mineral
claims       		-         -            	-      -   		  246,461    246           79,754     		-          	-          80,000

Issuance of
16,250 stock
options
for
settlement of		-         -            	-      -         	        -      -   	   47,216     		-          	-          47,216
payable

Exercise of
stock options		-         -            	-      -         	   16,250     16              (16)       	-          	-          	-

Rounding for
reverse split		-         -            	-      -         	      585      -    	        -          	-          	-          	-

Issuance of
shares for
consulting
services		-         -            	-      -         	   20,000     20            19,980     		-          	-          20,000

Issuance of
shares for
finder's fee
related to
the Bindloss
Agreement		-         -            	-      -         	  500,000    500         799,500    		-          	-        800,000

Net loss		-         -            	-      -         	        -      -   	       -          	-	  (947,953)  	(947,953)
			----------------	----------------	----------------	----------	------------	------------	---------

Balance,
December 31, 2005	1         -            	-      -         	  829,606    829       3,830,950  	(3,042,536)	(1,031,567)	(242,324)

Exercise of
stock options
for loan		-         -            	-      -         	  500,000    500   	      -          	-          	-            500

Exercise of
stock options
for cash		-         -            	-      -         	  434,000    434              -          	-          	-            434

Issuance of
shares per
employment
agreements		-         -            	-      -         	  700,000    700         713,300    		-          	-   	 714,000

Compensation
paid with
254,167
shares of
common stock 		-         -            	-      -         	  108,000    108         110,392    		-          	-	 110,500

Issuance of
shares for
consulting
services		-         -            	-      -         	  375,000    375 	 103,075    		-          	-	 103,450

Issuance of
shares to
Director
containing
1,000 votes
per share		-         -            	40,000 40        	       -       -   	  40,360     		-          	-	  40,400

Issuance of
Reg S Shares 		-         -            	-      -         	  939,858    940   	  184,133    		-          	-	 185,073

Net loss		-         -            	-      -         	        -      -      	        -          	-  	  (911,386)  	(911,386)
			----------------	----------------	----------------	----------	------------	------------	---------

Balance,
December 31, 2006	1         -            	40,000 40        	3,886,464  3,886     	4,982,210  	(3,042,536)	(1,942,953)	     647

Issuance of
shares for
consulting
services		-         -            	-      -         	35,970,000 35,970    	1,346,430  		-          	- 	1,382,400

Issuance of
shares for
officer
compensation		-         -            	-      -         	1,200,000  1,200     	   89,300     		-          	-          90,500

Issuance of
shares for
legal
services		-         -            	-      -         	  100,000    100   	   26,900     		-          	-          27,000

Issuance of
150,000 stock
options for
services		-         -            	-      -         	        -      -   	   27,925     		-          	-          27,925

Issuance of
40,000
preferred
stock for
cash			-         -            	40,000 40        	        -      -   	   9,960      		-          	-          10,000

Exercise of
Options      		-         -            	-      -         	  100,000    100 	  14,900     		-          	-           15,000

Net loss		-         -            	-      -         	        -      -   	       -          	- 	(2,164,953)	(2,164,953)
			----------------	----------------	----------------	----------	------------	------------	-----------

Balance,
December 31, 2007	1         -            	80,000 80        	41,256,464 41,256	6,497,625  	(3,042,536)	(4,107,906)	  (611,481)
			================	================	=================	==========	============	============	===========


                See Accompanying Notes to Financial Statements



                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOW


                                                                                               				Cumulative After
                                                                                                			Reentering
                                                                                                			Exploration
										For the Years Ended			Stage through
                                   				December 31, 2007           	December 31, 2006       December 31, 2007
                                       				(restated)                                              (restated)
								------------------		------------------	------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             	$  (2,164,953)             	$   (911,386)     	$   (4,107,906)
   Adjustments to reconcile loss
      to net cash used in operating activities:
           Depreciation and amortization expense                          219                     	   -                       219
           Stock  issued  as  finders  fee  for  mineral                    -                     	   -                   800,000
           rights agreement
           Loss on impairment of mineral claims                        40,000                    	   -                   120,000
           Stock based expenses                                     1,873,825                	     581,600                 2,541,675
   Changes in operating assets and liabilities:
           Accounts payable and accrued liabilities                   157,159                	      84,648                   196,513
								--------------			--------------		---------------

   Net cash used in operating activities			      (93,750)		    	    (245,138)		      (449,499)

CASH FLOW INVESTING ACTIVITIES
   Purchase of fixed assets						    -			      (1,094)			(1,094)
   Acquisition of mineral leases				      (40,000)		             (10,905)		       (50,905)
								--------------			--------------		---------------

   Net cash used in financing activities			      (40,000)			     (11,999)		       (51,999)
								--------------			--------------		---------------
CASH FLOW FINANCING ACTIVITIES
   Proceeds from issuance of common stock			       25,000                         185,507			255,507
   Proceeds from subscriptions for common stock			       12,485                          26,000			 38,485
   Proceeds from borrowings from notes payable			       88,985                          68,105			216,512
   Proceeds from borrowings from related parties			 (446)                            671			  2,295
								--------------			--------------		---------------

   Net cash provided by financing activities			      126,024			      280,283			512,799
								--------------			--------------		---------------

NET CHANGE IN CASH						       (7,726)			       23,146			 11,301

CASH AT BEGINNING OF YEAR						23,390				  244			  4,363
								--------------			--------------		---------------

CASH AT END OF YEAR 						$       15,664                         23,390                    15,664
								===============			==============		===============

SUPPLEMENTAL INFORMATION
      Interest Paid                                   		$             -                     	   -                         -
								===============			==============		===============

      Income Taxes Paid                                     	$             -                     	   -                         -
								===============			==============		===============

Non-cash activities:
      Shares issued pursuant to farm-in agreement   		$             -                     	   -                   800,000
								===============			==============		===============
      Shares issued in settlement of accounts payable        	$	      -                     	   -                   188,096
								===============			==============		===============
      Shares issued for mineral claims                  	$ 	      -                   	   -                    80,000
								===============			==============		===============
      Shares issued for settlement of lawsuit                 	$  	      -                     	   -                     6,000
								===============			==============		===============
      Shares issued for consulting  services  treated  as
	prepaid expenses				    	$        11,000                      	   -                    11,000
								===============			==============		===============
      Shares  issued  in  settlement  of debts to related    	$             -                     	   -                   462,961
								===============			==============		===============


                See Accompanying Notes to Financial Statements









                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

 NOTE  1  -  HISTORY AND ORGANIZATION (CONTINUED)

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

The Company formed FEC Holdings, Corp ("FEC"), as a Canadian subsidiary to facilitate the agreement with Angel Exploration, FEC incurred some exploration costs, primarily connected to the Angels Exploration Fund, Inc. outlined in
Note 4. Following the cancellation of the agreement with Angel Exploration, Frontier entered into a proposed merger negotiations with Sol-Terra Energy, Inc After the termination of the Sol-Terra Energy, Inc. merger negotiations, FEC ceased operations in 2006.

On January 19, 2005, the Company entered into an Assignment and Assumption Agreement ("Agreement") with a Company that holds and Option Purchase Agreement ("Contract") for purchase and sale of property in British Columbia, Canada.

In consideration for the Agreement, the Company issued 246,461 shares of common stock valued at $80,000. As of December 31, 2005, the Company had fully impaired the $80,000 interest.

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern - The Company incurred a net loss of approximately $2,165,000 and $911,000 for the years ended December 31, 2007 and 2006, respectively. The Company's liabilities exceed its assets by approximately $623,000 as of December 31, 2007. The Company's sole operations have been limited to pursuing interests in the oil and gas, and precious metals industry with no source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2007, the Company has available net operating loss carryovers of approximately $2,722,000 that will expire in various periods through 2027. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


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


SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.
                                      F-9
It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


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

On October 25, 2005, the Company and Angel's entered into an agreement with 1097855 Alberta, Ltd. to drill test wells on property that 1097855 Alberta, Ltd. has title interest. Development is to begin prior to July 30, 2006. Under the agreement, the Company could earn a ninety percent working interest from the undivided 100 percent working interest that 1097855 Alberta Ltd. owns, subject to a 15 percent gross overriding royalty. Angel Exploration was unable to raise the necessary capital to complete the drilling program and the agreement between Angel Exploration and Frontier energy was subsequently cancelled.

On March 31, 2006, no additional exploration had been performed on the agreements and the Company agreed to cancel the agreements.

In December 2006, the Company paid $10,905 to lease 640 acres in the Rocky Mountain range located in the state of Montana for a 10 year term. Annually, the mineral rights are tested for impairment.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Due to Related Parties - Due to related parties at December 31, 2007 and 2006 totaling $0 and $446, respectively consisted of working capital advances from the Company's stockholders. The advances are non-interest bearing, unsecured and due on demand.

During 2006 the President of the company received 40,000 shares of Series B preferred stock for services. Each Series B preferred share has the voting rights of 1,000 shares of common stock. Valuation of $40,400 was based upon the weighted average stock price of $1.01 for the 5 trading days preceding the issuance of the shares.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  6  -  INCOME  TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The   Company   has  provided  a  full  valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2007 and 2006, the Company had a net operating loss carry forward of approximately $2,722,000 and $2,412,000 respectively for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $2,700,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2007 and 2006 the significant components of the Company's deferred tax assets are approximately as follows:

                                                    2007          2006
						__________    ___________

  Net operating loss                   		$2,722,000    $2,412,000)

  Stock based compensation    			 4,428,000     2,573,000
						__________    ___________

                                           	$7,150,000    $4,985,000
						==========    ===========


  Deferred tax asset at 35%            		$2,500,000    $1,745,000

Valuation allowance for deferred tax assets	(2,500,000)   (1,745,000)
						__________    ___________


       Net deferred tax assets             	$      --     $       --
						==========    ===========


NOTE  7  -  STOCKHOLDERS'  EQUITY

Preferred  Stock  -

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value Common stock. Shares of common stock may be issued in one or more classes or series at such time as the Board of Directors determine.

During fiscal 2000, the Board of Directors designated 1 share of Series A preferred stock ("Preferred A"). Each share of Preferred A is convertible into common stock at a rate of $10.00 per share, subject to future adjustments, as defined. As of December 31, 2007, the Company has 1 share of Preferred A issued and outstanding.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

During fiscal 2000, the Board of Directors had designated 130,000 shares of Series B 7% convertible preferred stock ("Preferred B"). Each Preferred B share has a liquidation preference of $10.00 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-
assessable shares of common stock as is determined by dividing $10.00 plus the amount of any accrued and unpaid dividends by the conversion price of $10.00 at the time of conversion, subject to future adjustments, as defined. The Preferred B shares are automatically converted in the event of an effective registration statement filing or and affirmative vote of the preferred holders voting as a separate class.

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

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

During the year ended December 31, 2007, consultants to the Company were compensated with 35,970,000 shares in exchange for consulting services valued at $1,382,400. The valuation of the shares was determined by the closing price per share as of the measurement date. The Company incurred consulting expense related to the issuance of shares of $1,371,400 net of prepaid stock compensation totaling $11,000 at December 31, 2007.

   * January 9, 2007, the Company entered into that certain consultant agreement with Crescent Fund LLC ("Crescent Fund") pursuant to which Crescent Fund agreed to provide certain investor relations services to the Company and the Company agreed to issue to Crescent Fund an aggregate of 500,000 shares of common stock valued at $0.20 per share.


   * On January 24, 2007, the Company entered into that verbal certain consultant agreement with Coast 2 Coast Investments LLC ("Coast 2 Coast"), pursuant to which Coast 2 Coast agreed to provide certain investor relations services to the Company and the Company agreed to issue to Coast to Coast an aggregate of 100,000 shares of common stock valued at $0.25 per share. On February 1, 2007, a further 500,000 shares were granted valued at
   $0.40 per share On March 20, 2007, a further 500,000 shares of the Company's common stock were issued to Coast 2 Coast pursuant to contractual agreement relating to the successful results of Coast 2 Coast's services provided to the Company valued at $0.20 per share. On June 6, 2006, the 500,000 shares valued at $0.40 were subsequently cancelled and returned to treasury. The value of shares is presented net of canceled shares.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006



NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)


   * On February 5, 2007, the Company entered into that certain corporate consulting agreement with Sam Aiello ("Aiello"), pursuant to which Aiello agreed to provide certain services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Aiello an aggregate of 400,000 shares of common stock valued at $0.40 per share. On May 17, 2007, a further 220,000 shares of the Company's common stock valued at $.08 per share were issued to Aiello pursuant to contractual agreement relating to the successful results of Aiello's services provided to the Company.


   * On February 5, 2007, the Company entered into that certain corporate consulting agreement with Jeffrey D. Cox ("Cox"), pursuant to which Cox agreed to provide certain consulting services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Cox an aggregate of 400,000 shares of common stock valued at $0.40 per share.


   * On March 15, 2007, the Company entered into that certain corporate consulting agreement with Larry Taylor ("Taylor"), pursuant to which Taylor agreed to provide certain services including sourcing of viable oil and gas prospects and negotiating with Excessior Oil, a private company with tar sands in Fort Murray, regarding a contractual arrangement and the Company agreed to issue to Taylor an aggregate of 200,000 shares of common stock valued at $0.20 per share.


   * On April 2, 2007, the Company entered into that certain consulting agreement with William Tyler Dillerson ("Dillerstone"), pursuant to which Dillerstone agreed to provide certain services including web development services and the Company agreed to issue to Dillerstone an aggregate of 500,000 shares of common stock valued at $0.14 per share.


   * On May 1, 2007, the Company entered into that certain corporate consulting agreement with Curtiss Parker ("Parker"), pursuant to which Parker agreed to provide certain services including sourcing of viable oil and gas prospects and properties and re-designing and deploying the Company's website and current corporate marketing data and the Company agreed to issue to Parker an aggregate of 1,500,000 shares of common stock valued at $0.08 per share.


   * On May 1, 2007, the Company entered into that certain verbal consultant agreement with Semso Rekic ("Rekic"), pursuant to which Rekic agreed to provide certain investor relations services and the Company agreed to issue to Rekic an aggregate of 50,000 shares of common stock valued at $0.08 per share.


   * On May 24, 2007, the Company entered into that certain corporate consulting agreement with Bart Lawrence ("Lawrence"), pursuant to which Lawrence agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of business plans and providing to the Company an extensive client list and the Company agreed to issue to Lawrence an aggregate of 300,000 shares of common stock valued at $0.05 per share. On June 11, 2007, a further 600,000 shares of the Company's common stock valued at $0.05 per share were issued to Lawrence pursuant to contractual agreement relating to the successful results of Lawrence's services provided to the Company. On August 17, 2007, a further 1,000,000 shares of the Company's common stock valued at $0.016 per share were issued to Lawrence pursuant to contractual agreement relating to the successful results of Lawrence's services provided to the Company.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

   * On June 1, 2007, the Company entered into that certain verbal agreement with Ken Raina ("Raina"), pursuant to termination of service as board member and the Company agreed to issue to Raina an aggregate of 200,000 shares of common stock valued at $0.08 per share.


   * On June 1, 2007, the Company entered into that certain verbal agreement with Laurie Bloom ("Bloom"), pursuant to which Bloom agreed to provide office space for the Company's use and the Company agreed to issue to Bloom an aggregate of 150,000 shares of common stock valued at $0.08 per share.


   * On June 1, 2007, the Company entered into that certain verbal consultant agreement with Mark Genesi ("Genesi"), pursuant to which Genesi agreed to provide certain investor relations services to the Company and the Company agreed to issue to Genesi an aggregate of 150,000 shares of common stock valued at $0.08 per share.


   * On July 30, 2007, the Company entered into that certain corporate consulting agreement with Scott Burnim ("Burnim"), pursuant to which Burnim agreed to provide certain services including sourcing of viable oil and gas prospects and properties, re-designing current corporate marketing data and providing to the Company an extensive client list and the Company agreed to issue to Burnim an aggregate of 1,000,000 shares of common stock valued at $0.012 per share.


   * On August 8, 2007, the Company entered into that certain consulting agreement with Kristin Anez ("Anez"), pursuant to which Anez agreed to provide certain financial advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Anez an aggregate of 1,000,000 shares of common stock valued at $0.01 per share. On October 30, 2007, a further 500,000 shares of the Company's common stock valued at $0.01 per share were issued to Anez pursuant to contractual agreement relating to the successful results of Anez's services provided to the Company.


   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Jamie Gomez ("Gomez"), pursuant to which Gomez agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Gomez an aggregate of 1,000,000 shares of common stock valued at $0.007 per share.


   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Reba Duggan ("Duggan"), pursuant to which Duggan agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Duggan an aggregate of 1,000,000 shares of common stock valued at $0.007 per share.


   * On September 5, 2007, the Company entered into that certain corporate consulting agreement with Scott Belazi ("Belazi"), pursuant to which Belazi agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of website and current marketing data and providing to the Company an extensive client list and the Company agreed to issue to Belazi an aggregate of 1,000,000 shares of common stock valued at $0.007 per share.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

   * On September 24, 2007, the Company entered into that certain consulting agreement with Mark Brummell ("Brummell"), pursuant to which Brummell agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Brummell an aggregate of 6,000,000 shares of common stock valued at $0.012 per share.


   * On September 24, 2007, the Company entered into that certain consulting agreement with Phillip Russell ("Russell"), pursuant to which Russell agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Russell an aggregate of 3,000,000 shares of common stock valued at $0.012 per share.


   * On October 15, 2007, the Company entered into that certain consulting agreement with Allison Nigro ("Nigro"), pursuant to which Nigro agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Nigro an aggregate of 1,000,000 shares of common stock valued at $0.017 per share.


   * On October 15, 2007, the Company entered into that certain verbal consulting agreement with Paul Short ("Short"), pursuant to which Short agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Short an aggregate of 1,000,000 shares of common stock valued at $0.08 per share.


   * On October 15, 2007, the Company entered into that certain verbal consulting agreement with Roddy Duggan ("Duggan"), pursuant to which Duggan agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Duggan an aggregate of 1,000,000 shares of common stock valued at $0.08 per share.


   * On October 30, 2007, the Company entered into that certain consulting agreement with Alison Burnim ("Burnim"), pursuant to which Burnim agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Burnim an aggregate of 1,500,000 shares of common stock valued at $0.01 per share.


   * On November 28, 2007, the Company entered into that certain consulting agreement with John Williams ("Williams"), pursuant to which Williams agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's portfolio of oil and gas properties and the Company agreed to issue to Williams an aggregate of 1,000,000 shares of common stock valued at $0.003 per share.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

   * On November 28, 2007, the Company entered into that certain consulting agreement with Gil Whyte ("Whyte"), pursuant to which Whyte agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Whyte an aggregate of 2,500,000 shares of common stock valued at $0.003 per share.


   * On November 28, 2007, the Company entered into that certain consulting agreement with Rick Shykora ("Shykora"), pursuant to which Skykora agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Shykora an aggregate of 2,500,000 shares of common stock valued at $0.003 per share.


   * On December 5, 2007, the Company entered into that certain consulting agreement with Daniel R. Davison ("Davison"), pursuant to which Davison agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Davison an aggregate of 1,000,000 shares of common stock valued at $0.004 per share.


   * On December 5, 2007, the Company entered into that certain consulting agreement with Peter Kolacz ("Kolacz"), pursuant to which Kolacz agreed to provide certain advisory and consulting services with respect to matters related to the development of the Company's business plan, including portfolio review, comprehensive business planning, business valuation, aid in organizational strategies, management consulting, and individualized financial performance optimization, and the Company agreed to issue to Kolacz an aggregate of 3,000,000 shares of common stock valued at $0.017 per share.

   * On December 20, 2007, the Company entered into that certain consulting agreement with Kenneth P. Bottoms ("Bottoms"), pursuant to which Bottoms agreed to provide certain oil and gas prospects for the Company in oil industry matters and the Company agreed to issue to Bottoms an aggregate of 200,000 shares of common stock valued at $0.325 per share.

During fiscal ear ended December 31, 2007 and including the shares issued to Robert Genesi, we issued an aggregate of 1,200,000 shares of our common stock to certain of our officers/directors as compensation for services. On February 1, 2007, April 2, 2007, June 11, 2007, October 31, 2007 and November 14, 2007,
an aggregate of 150,000 valued at $0.4 per share, 50,000 valued at $0.14 per share, 900,000 valued at $0.025, and 8,900,000 shares of common stock were issued to Robert Genesi as compensation for services rendered related to there role as a director of the Company. On November 14, 2007, the 8,900,000 shares of common stock were subsequently cancelled and returned to treasury. The value of the share is presented net of canceled shares. An additional 100,000 shares of common stock valued at $0.1 were issued to Don Hwang as director compensation.

During the year ended December 31, 2007, securities counsel to the Company was compensated with 100,000 shares in exchange for legal services. 50,000 shares were valued at $.40 per share the other 50,000 were valued at $0.14 per share determined by the date the shares were granted. The Company incurred legal expense related to the issuance of shares of $27,000.

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

On March 29, 2007, 100,000 options granted to Malcolm Albert for consulting services were exercised at $0.15 for $15,000 in cash proceeds.

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

On March 15, 2007, the Company entered into that certain corporate consulting agreement with Malcolm Albert ("Albery"), pursuant to which Albery agreed to provide certain services including sourcing of viable oil and gas prospects and properties, assisting in the development of business plans and providing to the Company an extensive list and the Company agreed to grant 150,000 stock options valued at $27,925 to Albert. The options granted the rights to acquire 150,000 shares of the Company's Common stock at $0.15 per share. The value of each option were estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 336%, (iii) weighted average risk free interest rate of approximately 4% and (iv) average expected useful life of 3 years. The options value resulted in consulting expense of $27,925. On March 29, 2007, 100,000 options were exercised at $0.15 for $15,000.

The following is a status of the stock options outstanding at December 31, 2007 and 2006 and the changes during the two years then ended:


                                               Years Ended December  31,
					_________________________________________
 				             2007  		      2006
					     ----		      ----
				       Weighted Average		Weighted Average
                                       Options    Price      	Options    Price
				       _______   ______	     	_______    _______
Outstanding, beginning of year          65,000   $ 4.00      	  65,000   $ 4.00
    Granted                            150,000     0.15    	 934,000     0.001
    Exercised                         (100,000)    0.15   	(934,000)    0.001
    Cancelled/Forfeited                     --       --       	      --       --
				       _______   ______	     	_______    ______

Outstanding, end of year               115,000   $ 2.33     	 65,000    $ 4.00
				       =======   ======		=======    ======

Exercisable, end of year               115,000   $ 2.33    	  65,000   $ 4.00
				       =======   ======		=======    ======
Weighted average fair
    value of options granted                     $ 2.33      		   $ 4.00
				       	         ======			   ======


       F19


                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006

NOTE  7  -  STOCKHOLDERS'  EQUITY (CONTINUED)

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

The  following   represents  a  summary  of  warrants outstanding for the years ended December  31,  2007  and  2006:


                                               Years Ended December  31,
					_________________________________________
 				             2007  		      2006
					     ----		      ----
				       Weighted Average		Weighted Average
                                       Warrants   Price      	Warrants    Price
				       _______   ______	     	_______    _______
Outstanding, beginning of year          2,000    $50.00      	  2,000    $50.00
    Granted                                --        --       	     --        --
    Exercised                              --        --       	     --        --
    Cancelled/Forfeited                (2,000)    50.00       	     --        --
				       _______   ______	     	_______    ______

Outstanding, end of year                   --    $   --       	 2,000	   $50.00
				       =======   ======		=======    ======

Exercisable, end of year                   --    $   --       	 2,000	   $50.00
				       =======   ======		=======    ======

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

                             FRONTIER ENERGY CORP.
                       (AN EXPLORATION STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


NOTE  9  -  RESTATEMENT

                                                     As Originally Filed            Adjustments                 Restated
						     ___________________	    ___________			________

Cash                                                              131                    15,533                    15,664
Prepaid Stock Compensation                                          -                    11,000                    11,000
Prepaid Stock Compensation on Employment Agreement                  -                    29,750                    29,750
Mineral Leases                                                  9,814                     1,091                    10.905
Accounts Payable and Accrued Expenses                         332,458                    92,425                   424,883
Loans Payable                                                 192,322                    23,985                   216,307
Additional Paid in Capital                                  6,631,034                 (133,408)                 6,497,626

Officer Compensation Expense                                  405,000                    88,900                   493,900
General & Administrative Expense                            1,740,009                 (232,931)                 1,507,078
Exploration & Development Expense                              59,500                    60,500                   120,000
Loss on Impairment of Mineral Claim                                 -                    40,000                    40,000
EPS - Common Stock                                             ($0.14)                        -                    ($0.14)


The balances above were corrected due to various accounting errors.

Cash
The  Company did not record all of the  transactions  in  December  2007.   The
adjustments correct the balance.

Prepaid Stock Compensation
The Company did not properly record all of the equity transactions. The Company signed several consulting agreements for periods ranging from 3 - 6 months. The adjustments correct the amortization of the consulting services over the requisite service period.

Mineral Leases
The Company recorded amortization of the mineral claims over the 10 year life of the lease. The adjustment was to reverse the amortization to correct the balance of the mineral leases. The Company will test the assets for impairment annually.

Accounts Payable and Accrued Expenses
The  Company  did  not  record  all of the transactions in December 2007.   The
adjustments correct the balance.

Loans Payable
The Company did not record all of  the  transactions  in  December  2007.   The
adjustments correct the balance.

Additional Paid in Capital
The Company did not properly record all of the equity transactions. The adjustments correct the valuation of the consulting services.

Officer Compensation Expense
The  Company  did  not  properly  record all of the equity  transactions.   The
adjustments correct the valuation of the services.

NOTE  9  -  RESTATEMENT (CONTINUED)

General & Administrative Expense
The  Company did not properly record  all  of  the  equity  transactions.   The
adjustments correct the valuation of the services.

Exploration & Development Expense
The Company did not properly record all of the equity transactions. The adjustments correct the terms of the agreement with a consultant.

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

ITEM 8A.    CONTROLS AND PROCEDURES

      The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of the Company's disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of its evaluation, management sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective and were not operating at the reasonable assurance level.

      It is the Company's responsibility and that of management to identify any deficiencies in internal controls over financial reporting. The Company discovered certain deficiencies in its internal control over financial reports, which resulted in the restatement of its Balance Sheets and Statements of Operations, Statements of Stockholders' Deficit and Statement of Cash Flows, respectively, at December 31, 2007 to properly reflect certain transactions. As more fully described in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2007, the Company reported that it had identified a significant deficiency in its internal control over financial reporting relating to its recording and valuation of consulting and executive officer services. The deficiency was caused by the lack of an understanding of the valuation of such issuances of stock for consulting and executive services rendered. As a result, the Company concluded that as of December 31, 2007, its disclosure controls and procedures were not effective at a reasonable level of assurance based on the evaluation of these controls and procedures required by Exchange Act rules 13(a)-15(e) or 15(d)-15(e).

      As a result of the identified significant deficiency and subsequently identified errors related to the recording and presentation of derivative liabilities, the Company has taken actions to enhance its internal control over financial reporting in an effort to prevent a recurrence of the errors which led to the restatement of its financial statements. The Company's Chief Financial Officer and our independent public accountants have performed research and an investigation to gain a more thorough understanding of the nature of the errors. As a result of this research and investigation, the Company has modified its reporting checklists to improve its recording.

      As a result of the restatements of our financial statements, the Company has determined that such significant deficiency constituted a material weakness in its internal control over financial reporting. Because of management's research and subsequent correction of its presentation and recording of the valuation of issuance of stock for services, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company has corrected this significant deficiency.

      Moreover, the Company has implemented measures as part of its internal controls to determine and ensure that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing its internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act;
(ii) evaluation and implementation of improvements to its accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in its internal control over financial reporting. The costs of these additional measures did not have a material impact on its future results or operations liquidity.

      Other than the changes related to the proper recording of the valuation of issued shares of stock for services, there were no other substantial changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

      Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives and its certifying officers have concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


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

      The business experience of each of the persons listed above during the past five years is as follows:

ROBERT GENESI, DIRECTOR, CHIEF EXECUTIVE OFFICER


      Mr. Genesi has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms and holds five patent designs. Mr. Genesi was a co-founder and served as the President and CEO of GTDATA Corporation, which later became Frontier Energy, from 1998 to 2008. Mr. Genesi served as the President and CEO of DAS Devices from 1997-1998 and raised over $54,000,000 in financings for the company in addition to selling the head manufacturing company to Applied Magnetics Corporation. From 1993 to 1996, Mr. Genesi was the President and CEO of Rexon Corporation. During his tenure at Rexon, Mr. Genesi was able to successfully sell the company to Legacy - Canada. Mr. Genesi was President and COO of
 Read-Rite Corporation from 1987 to 1993.From 1986 to 1987 Mr. Genesi did a successful turnaround on Tecmar a computer peripheral Co. In 1984 to 1986 Mr Genesi was a member of the start up team and President and COO of Integrated Power Semiconductor Co in Scotland , where Mr Genesi helped the CEO to raise $56,000,000.From 1979 to 1984 Mr Genesi did a sucessful turn around on Silicon General as President and COO. Mr Genesi worked at Sprague Electric Co from 1962 to 1979.as a semiconductor Engineer. Mr. Genesi has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.


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

SUMMARY COMPENSATION TABLE
					ANNUAL COMPENSATION
					-------------------
							OTHER ANNUAL
NAME AND POSITION 		YEAR	SALARY ($)	COMPENSATION ($)
-----------------		----	-----------	----------------
Robert Genesi, CEO		2007	$60,000 (1)   	$ 82,940  (2)
                  		2006	$60,000         $     --
                  		2005	$105,000        $     --
                  		2004	$105,000        $ 12,000
______________
   (1)Accrued and remains unpaid. Includes housing and car allowance.

   (2)Other compensation includes the valuation of the issuance of 1,100,000 shares of common stock at $0.0754 per share for aggregate remuneration of $82,940. The 8,900,000 shares of common stock issued to Mr. Genesi were subsequently cancelled and returned to treasury.

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

       Percentage ownership in the following table is based on 41,256,464 shares of common stock outstanding as of December 31, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

				NUMBER OF
				SHARES OF COMMON 		PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER 	STOCK BENEFICIALLY OWNED	BENEFICIALLY OWNED
-------------------------	------------------------	---------------------
Robert Genesi (1)			700,000             		1.70%

All directors and officers   		700,000		     		1.70%
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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

EXHIBITS AND FINANCIAL STATEMENTS.

(A)  Financial Statements and Schedules

     See "Index to Financial Statements"

(B)  Exhibits

EXHIBIT
NUMBER	      DESCRIPTION
-------	      -----------
10.1          Consultant  Agreement  between Frontier Energy Corp. and Crescent
              Fund LLC dated January 9, 2007.**
10.2          Corporate Consulting Agreement  between Frontier Energy Corp. and
              Sam Aiello dated February 5, 2007.**
10.3          Corporate Consulting Agreement between  Frontier Energy Corp. and
              Jeffrey D. Cox dated February 5, 2007.**
10.4          Corporate Consulting Agreement between Frontier  Energy Corp. and
              Malcolm Albert dated March 15, 2007.**
10.5          Corporate Consulting Agreement between Frontier Energy  Corp. and
              Larry Taylor dated March 15, 2007.**
10.6          Consulting  Agreement  between  Frontier Energy Corp. and William
              Tyler Dillerson dated April 2, 2007.**
10.7          Employment Agreement  dated July 15, 2006 between the Company and
              Robert Genesi.*
10.8          Corporate Consulting Agreement between  Frontier Energy Corp. and
              Bart Lawrence dated May 24, 2007.**
10.9          Corporate Consulting Agreement between Frontier  Energy Corp. and
              Bart Lawrence dated August 11, 2007.**
10.10         Corporate Consulting Agreement between Frontier Energy  Corp. and
              Scott Burnim dated July 30, 2007.**
10.11         Consulting  Agreement  between  Frontier Energy Corp. and Kristen
              Anez dated November 3, 2007.**
10.12         Corporate Consulting Agreement between  Frontier Energy Corp. and
              Jamie Gomez dated September 5, 2007.**
10.13         Corporate Consulting Agreement between Frontier  Energy Corp. and
              Reba Duggan dated September 5, 2007.**
10.14         Corporate Consulting Agreement between Frontier Energy  Corp. and
              Scott Belazi dated September 5, 2007.**
10.15         Consulting  Agreement  between  Frontier  Energy  Corp.  and Mark
              Brummell dated September 24, 2007.**
10.16         Consulting  Agreement  between  Frontier Energy Corp. and Phillip
              Russell dated September 24, 2007.**
10.17         Consulting Agreement between Frontier  Energy  Corp.  and Allison
              Nigro dated October 15, 2007.**
10.18         Consulting  Agreement  between  Frontier Energy Corp. and  Alison
              Burnim dated October 30, 2007.**
10.19         Consulting  Agreement  between Frontier  Energy  Corp.  and  John
              Williams dated November 28, 2007.**
10.20         Consulting Agreement between  Frontier Energy Corp. and Gil Whyte dated November 28, 2007.**
10.21         Consulting  Agreement  between Frontier  Energy  Corp.  and  Rick
              Shykora dated November 28, 2007. **
10.22         Consulting Agreement between  Frontier Energy Corp. and Daniel R.
              Davison dated December 5, 2007.**
10.23         Consulting  Agreement between Frontier  Energy  Corp.  and  Peter
              Kolacz dated December 5, 2007.**
10.24         Consulting Agreement between Frontier Energy Corp. and Kenneth P.
              Bottoms dated December 20, 2007.**
10.25         Corporate Consulting Agreement between Frontier Energy Corp. and
	      Curtiss Parker dated May 1, 2007.**

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

                     		FISCAL 2007	FISCAL 2006

Audit-Related Fees(2)		   15,000          15,000
Tax Fees(3)          		        -               -

Subtotal             		   15,000          15,000

All other Fees(4)    		      -0-             -0-

Total                		        -               -


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



                                    FRONTIER ENERGY CORP.


Dated:  July 29, 2010

                                    By:    /S/  Rick Shykora
                                    Name:  Rick Shykora
                                    Title: President,  CEO, Principal Financial
                                    Officer and Director